Form 10-Q
period 1994-09-30
BALCOR REALTY INVESTORS 85 SERIES I
filed 1994-11-14
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-14353
                       -------


                    BALCOR REALTY INVESTORS 85-SERIES I
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3244978
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                     BALCOR REALTY INVESTORS 85-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                               BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                  (Unaudited)

                                    ASSETS

                                                     1994             1993
                                                --------------   --------------
Cash and cash equivalents                       $   6,670,344    $   3,129,791
Accounts and accrued interest receivable               50,851          455,823
Other assets - principally escrow deposits          1,459,325          621,838
Deferred expenses, net of accumulated
  amortization of $146,651 in 1994 and
  $300,956 in 1993                                  1,007,784          731,862
                                                --------------   --------------
                                                    9,188,304        4,939,314
                                                --------------   --------------
Investment in real estate:
  Land                                             12,380,326       12,380,326
  Buildings and improvements                       65,940,832       65,940,832
                                                --------------   --------------
                                                   78,321,158       78,321,158
  Less accumulated depreciation                    26,545,760       25,101,954
                                                --------------   --------------
Investment in real estate, net of
  accumulated depreciation                         51,775,398       53,219,204
                                                --------------   --------------
                                                $  60,963,702    $  58,158,518
                                                ==============   ==============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                $     167,925    $     104,513
Due to affiliates                                     154,420           79,562
Accrued liabilities, principally real
  estate taxes                                        673,517          369,386
Security deposits                                     293,959          299,099
Losses in excess of investments in joint
  ventures with affiliates                            884,948          524,168
Purchase price, promissory and mortgage
  notes payable                                    57,559,118       55,919,126
                                                --------------   --------------
    Total liabilities                              59,733,887       57,295,854

Partners' capital (82,697 Limited
  Partnership Interests issued and
  outstanding)                                      1,229,815          862,664
                                                --------------   --------------
                                                $  60,963,702    $  58,158,518
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.


                     BALCOR REALTY INVESTORS 85-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)

                                                     1994             1993
                                                --------------   --------------
Income:
  Rental and service                            $  11,181,947    $  12,002,928
  Interest on short-term investments                  143,758           80,981

                                                --------------   --------------
      Total income                                 11,325,705       12,083,909
                                                --------------   --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                      3,717,168        4,894,627
  Depreciation                                      1,443,806        1,733,832
  Amortization of deferred expenses                   120,280           62,345
  Property operating                                3,730,718        3,953,949
  Real estate taxes                                   727,330          799,884
  Property management fees                            555,102          594,675
  Administrative                                      402,454          410,804
  Participation in losses of joint ventures
    with affiliates                                   261,696          128,837
                                                --------------   --------------
      Total expenses                               10,958,554       12,578,953
                                                --------------   --------------
Income (loss) before recognized gain on sale of
  property and extraordinary item                     367,151         (495,044)

Recognized gain on sale of property                                  4,194,237
                                                --------------   --------------
Income before extraordinary item                      367,151        3,699,193

Extraordinary item:
  Gain on foreclosure of property                                    3,118,578
                                                --------------   --------------
Net income                                      $     367,151    $   6,817,771
                                                ==============   ==============
Income before extraordinary item
  allocated to General Partner                  $       3,672    $      36,992
                                                ==============   ==============
Income before extraordinary item
  allocated to Limited Partners                 $     363,479    $   3,662,201
                                                ==============   ==============
Income before extraordinary item
  per Limited Partnership Interest
  (82,697 issued and outstanding)               $        4.40    $       44.28
                                                ==============   ==============
Extraordinary item allocated to General
  Partner                                       $        None           31,186
                                                ==============   ==============
Extraordinary item allocated to Limited
  Partners                                      $        None        3,087,392
                                                ==============   ==============
Extraordinary item per Limited Partnership
  Interest (82,697 issued and outstanding)      $        None            37.33
                                                ==============   ==============
Net income allocated to General Partner         $       3,672    $      68,178
                                                ==============   ==============
Net income allocated to Limited Partners        $     363,479    $   6,749,593
                                                ==============   ==============
Net income per Limited Partnership
  Interest (82,697 issued and outstanding)      $        4.40    $       81.62
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.


                     BALCOR REALTY INVESTORS 85-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the quarters ended September 30, 1994 and 1993

                                 (Unaudited)

                                                     1994             1993
                                                --------------   --------------
Income:
  Rental and service                            $   3,849,277    $   3,611,616
  Interest on short-term investments                   70,121           30,300
                                                --------------   --------------
      Total income                                  3,919,398        3,641,916
                                                --------------   --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                      1,296,951        1,440,599
  Depreciation                                        481,267          493,745
  Amortization of deferred expenses                    53,657           23,374
  Property operating                                1,433,705        1,351,390
  Real estate taxes                                   244,332          247,736
  Property management fees                            189,979          181,308
  Administrative                                       92,898          167,441
  Participation in income (losses) of joint
    ventures with affiliates                          114,991           57,762
                                                --------------   --------------
      Total expenses                                3,907,780        3,963,355
                                                --------------   --------------
Income (loss) before recognized gain on sale of
  property                                             11,618         (321,439)

Recognized gain on sale of property                                  4,194,237
                                                --------------   --------------
Net income                                      $      11,618    $   3,872,798
                                                ==============   ==============
Net income allocated to General Partner         $         116    $      38,728
                                                ==============   ==============
Net income allocated to Limited Partners        $      11,502    $   3,834,070
                                                ==============   ==============
Net income per Limited Partnership
  Interest (82,697 issued and outstanding)      $        0.14    $       46.36
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.


                     BALCOR REALTY INVESTORS 85-SERIES I
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
          for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)


                                                     1994             1993
                                                --------------   --------------
Operating activities:
  Net income                                    $     367,151    $   6,817,771
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Gain on foreclosure of property                               (3,118,578)
      Recognized gain on sale of property                           (4,194,237)
      Participation in losses of joint
        ventures with affiliates                      261,696          128,837
      Depreciation of properties                    1,443,806        1,733,832
      Amortization of deferred expenses               120,280           62,345
      Net change in:

        Accounts and accrued interest
          receivable                                  404,972          (89,135)
        Other assets                                 (289,727)        (419,560)
        Accounts payable                               63,412         (201,786)
        Due to affiliates                              74,858           (3,594)
        Accrued liabilities                           304,131          147,160
        Security deposits                              (5,140)         (64,633)
                                                --------------   --------------
  Net cash provided by operating activities         2,745,439          798,422
                                                --------------   --------------
Investing activities:
  Capital contributions to joint ventures
    with affiliates                                   (10,372)         (49,751)
  Distributions from joint ventures
    with affiliates                                   109,456           63,863
  Addition to property                                                (118,767)
  Proceeds from sale of real estate                                 13,200,000
  Payment of selling costs                                             (99,559)
                                                --------------   --------------
  Net cash provided by investing activities            99,084       12,995,786
                                                --------------   --------------
Financing activities:
  Repayment of mortgage notes payable             (10,563,000)     (17,875,704)
  Proceeds from issuance of mortgage note
    payable                                        12,890,000        5,900,000
  Principal payments on purchase price,
    promissory and mortgage notes payable            (687,008)        (380,972)
  Payment of deferred expenses                       (396,202)        (191,938)
  Funding of improvement escrows                     (547,760)
                                                --------------   --------------
  Net cash used in or provided by financing
    activities                                        696,030      (12,548,614)
                                                --------------   --------------

Net change in cash and cash equivalents             3,540,553        1,245,594
Cash and cash equivalents at beginning
  of period                                         3,129,791        2,602,593
                                                --------------   --------------
Cash and cash equivalents at end of period      $   6,670,344    $   3,848,187
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on purchase price, promissory and mortgage notes payable to unaffiliated parties of $3,717,168 and $4,894,627 and paid interest expense of $3,717,168 and $4,908,298 respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------


    Property management fees           $550,542  $186,968      $64,072
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       38,778    24,114       21,274
        Data processing                  23,003    11,289       28,706
        Investor communications          12,525     7,789        5,900
        Legal                             6,230     3,874        5,288
        Other                            12,962     8,060        7,587
        Portfolio management             38,800    24,128       21,593

4. Loan Refinancings:

(a) In July 1994, the Partnership completed the refinancing of the $3,822,000 first mortgage loan collateralized by the Heather Ridge Apartments, and obtained a new $5,200,000 first mortgage loan from an unaffiliated lender. The new loan bears interest at a rate of 8.95% with monthly principal and interest payments of $41,653 due through maturity, August 1, 2001, at which time the remaining principal amount will be due. A portion of the net proceeds received from the refinancing was used to fund real estate tax and insurance escrow deposits of $50,530, capital improvement escrows of $112,425, and $155,352 in refinancing fees.

(b) In July 1994, the Partnership completed the refinancing of the $6,741,000 first mortgage loan collateralized by the Forest Ridge - Phase I apartment complex, and obtained a new $7,690,000 first mortgage loan from an unaffiliated lender. The new loan bears interest at a rate of 8.96% with monthly principal and interest payments of $61,671 due through maturity, August 1, 2001, at which time the remaining principal amount will be due. A portion of the net proceeds received from the refinancing was used to fund real estate tax and insurance escrow deposits of $121,690, capital improvement escrows of $435,335, and $240,850 in refinancing fees.

5. Subsequent Event:

In October 1994, the Partnership commenced distributions and paid $413,485 ($5.00 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1994.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $82,697,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. In prior years, the Partnership sold two of the properties and relinquished one of the properties through foreclosure. The Partnership continues to operate the remaining seven real property investments and three minority joint venture interests.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

As a result of the foreclosure of Suncrest Village Apartments in May 1993 and the sale of Sahara Palms Apartments in July 1993, the Partnership recognized gains which resulted in significantly higher net income in 1993 as compared to 1994. The Partnership generated net income during the nine months and quarter ended September 30, 1994 as compared to a loss before recognized gain on sale of property and extraordinary item during the same periods in 1993 as a result of improved operations at certain of the Partnership's properties and the disposition of Sahara Palms Apartments, which was operating at a loss. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

As a result of the Suncrest Village foreclosure in May 1993 and the Sahara Palms sale in July 1993, rental and service income, interest expense, depreciation expense, property operating expense and property management fees decreased for the nine months ended September 30, 1994 as compared to the same period in 1993. In addition, the sale of Sahara Palms resulted in a decrease in real estate tax expense during the nine months ended September 30, 1994 as compared to the same period in 1993.

Increased rental and/or occupancy rates at all of the Partnership's seven remaining properties partially offset the decrease in rental and service income due to the 1993 property dispositions during the nine months ended September 30, 1994 and caused an increase in rental and service income for the quarter ended September 30, 1994 as compared to the same period in 1993.

The increase in cash flow from the Partnership's properties, the proceeds from the July 1993 sale of Sahara Palms, and the net proceeds received in connection with the refinancing of the underlying mortgage loan on Heather Ridge Apartments caused the Partnership's cash balances to increase. This, together with higher interest rates, resulted in an increase in interest income on short-term investments during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

In addition to the decrease resulting from the 1993 property dispositions, interest expense also decreased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993 due to the refinancing of the first mortgage loan collateralized by the Timberlake - Phase I Apartments in October 1993, as well as the decrease in the interest rate on the first mortgage loan collateralized by the Templeton Park Apartments, effective December 1993. The decrease in interest expense was partially offset by increased interest expense for the Forest Ridge - Phase I and Heather Ridge apartment complexes, due to higher principal balances resulting from the refinancings during the third quarter of 1994.

As a result of the refinancings on the Forest Ridge - Phase I and Heather Ridge apartment complexes in July, 1994 the remaining deferred expenses related to the previous mortgage loans were written off. This, along with the amortization of expenses incurred in connection with refinancings on the Forestwood and Timberlake - Phase I apartment complexes in 1993 caused amortization of deferred expenses to increase for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Property operating expense decreased during the nine months ended September 30, 1994 as compared to the same period in 1993 primarily as a result of the 1993 property dispositions. However, increases in carpet replacement at Forest Ridge
- - - Phase I, Forestwood, Templeton Park and Willowbend apartment complexes as well as higher insurance expense at six of the Partnership's properties partially offset the decrease for the nine months and caused an increase in property operating expense for the quarter ended September 30, 1994 as compared to the same period in 1993.

Primarily as a result of decreased legal fees, administrative expenses decreased for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. This decrease was partially offset by increased portfolio management, data processing and accounting fees.

The Pinebrook apartment complex is owned by a joint venture consisting of the Partnership and an affiliate. The joint venture recognized other income during 1993 in connection with the purchase of a note investment relating to the Pinebrook apartment complex. In 1994, the joint venture paid default interest expense on the third and fourth mortgage loans and incurred legal fees in connection with the bankruptcy plan of reorganization. Seabrook Apartments which is also owned by a joint venture with an affiliate incurred additional plumbing repairs during the third quarter of 1994. These are the primary reasons for the increase in the participation in losses of joint ventures with affiliates during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. These increases were partially offset by lower interest expense and increased rental and service income at the North Hill Apartments, which is also owned by a joint venture with an affiliate.

Liquidity and Capital Resources
- - -------------------------------

The cash or near cash position of the Partnership increased by approximately $3,541,000 as of September 30, 1994 as compared to December 31, 1993. The Partnership's cash flow provided by operating activities in the first nine months of 1994 was generated primarily from the Partnership's properties, and was partially offset by the payment of administrative expenses. The Partnership received cash flow from investing activities which consisted of a net distribution from its joint ventures with affiliates. The Partnership also received cash flow from financing activities which consisted of net proceeds from the refinancing of the underlying mortgage loans on both the Forest
Ridge - Phase I and Heather Ridge apartment complexes. A portion of these proceeds were used for principal payments on purchase price, promissory and mortgage notes payable and the payment of deferred expenses incurred in connection with the two refinancings.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. During the nine months ended September 30, 1994 and 1993, all seven of the Partnership's properties generated positive cash flow. Of the three properties in which the Partnership holds minority joint venture interests, the North Hill apartment complex generated positive cash flow during the nine months ended September 30, 1994 and 1993. The Seabrook and Pinebrook apartment complexes generated marginal cash flow deficits during the nine months ended September 30, 1994 as compared to positive cash flow for the same period in 1993 primarily due to plumbing repairs at the Seabrook apartment complex and default interest expense and legal fees incurred in connection with the bankruptcy plan of reorganization at the Pinebrook apartment complex.

In July 1994, the Partnership completed the refinancing of the $3,822,000 first mortgage loan collateralized by the Heather Ridge Apartments, and obtained a new $5,200,000 first mortgage loan from an unaffiliated lender. The new loan bears interest at a rate of 8.95% with monthly principal and interest payments of $41,653 due through maturity, August 1, 2001, at which time the remaining principal amount will be due.

In July 1994, the Partnership completed the refinancing of the $6,741,000 first mortgage loan collateralized by the Forest Ridge - Phase I apartment complex, and obtained a new $7,690,000 first mortgage loan from an unaffiliated lender. The new loan bears interest at a rate of 8.96% with monthly principal and interest payments of $61,671 due through maturity, August 1, 2001, at which time the remaining principal amount will be due.

While the cash flow of certain of the Partnership's remaining properties has improved, the General Partner continues to pursue a number of actions aimed at further improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. Despite recent improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. During 1995, the $7,787,000 mortgage loan collateralized by the Boulder Springs apartment complex matures. As a result of the downturn experienced by the real estate industry over the last few years, many banks, savings and loans and other lending institutions have tightened mortgage lending criteria and are generally willing to advance less funds with respect to a property than many lenders were willing to advance during the 1980's. As a result, in certain instances it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance.

In July 1993, the purchase money wrap-around mortgage note collateralized by the Pinebrook apartment complex, in which the Partnership holds a minority joint venture interest, was scheduled to mature. Therefore, in November 1992, the joint venture suspended debt service payments and began negotiations with the lender for a discounted repayment of the purchase money wrap-around mortgage note. In response, the lender filed foreclosure proceedings and in December 1992, the joint venture filed for protection under the U.S. Bankruptcy Code. In January 1994, the bankruptcy court approved the Partnership's plan of reorganization, and in May 1994, the plan became effective. Pursuant to the plan, the joint venture must sell the property before May 2, 1996. If the property is not sold by then it will be put up for auction within 90 days. Currently, all cash flow generated by the property is being used to pay debt service on the mortgage loans.

North Hill Apartments is owned by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate. Mutual Benefit Life Insurance Company ("Mutual Benefit") was the guarantor of the $18,700,000 tax-exempt revenue bonds which funded the first mortgage financing ("Senior Loan") collateralized by the property. In July 1991, the New Jersey Commissioner of Insurance assumed control of Mutual Benefit due to its insolvency and, as a result, the bonds were in technical default. In October 1993, the Joint Venture and the trustee for the bondholders (the "Trustee") released Mutual Benefit from its obligations as guarantor under the bonds. The Senior Loan remains in technical default. The Trustee and the Joint Venture have entered into an agreement (the "Agreement") in which the Trustee agreed to forebear from commencing foreclosure proceedings, until December 1, 1994. Under the Agreement, the Joint Venture will continue to make interest only debt service payments on the Senior Loan at the contract interest rate of 6.75% per annum. Effective with the February 1, 1994 payment, in lieu of the 1% fee to the Trustee, the Joint Venture is paying the Trustee 50% of the monthly net cash flow from the property after payment of operating expenses, including debt service, which is being held in an escrow account to be applied to amounts due under the Senior Loan upon a sale of the property or refinancing of the Senior Loan. The Joint Venture is currently pursuing a refinancing of the Senior Loan and has received a loan commitment. The transaction is expected to be completed in 1994. In the event the refinancing is not completed by December 1, 1994, the Joint Venture will seek an extension of the forbearance agreement. If the proposed refinancing is unsuccessful, the Joint Venture may negotiate with new lenders for a refinancing or sell the collateral property to satisfy the outstanding mortgage amount.

During October 1994, the Partnership made a distribution of $413,485 ($5.00 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1994. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions, if available, will depend on cash flow from the Partnership's remaining properties, the successful refinancing of certain mortgage loans and proceeds from future property sales, as to all of which there can be no assurances.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits:

(4) The Subscription Agreement as set forth as Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated November 29, 1984 (Registration No. 2-92777) and Form of Confirmation regarding Interests in the Partnership as set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14353) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BALCOR REALTY INVESTORS 85-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP



                         By:  /s/Thomas E. Meador
                              --------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Partners-XVI, the General Partner



                         By:  /s/Allan Wood
                              --------------------------------
                              Allan Wood
                              Executive Vice President, and Chief Accounting and Financial Officer (Principal Accounting and Financial Officer) of Balcor Partners-XVI, the General Partner


Date:  November 11, 1994
      -------------------------