Form 10-K
period 1994-12-31
BALCOR REALTY INVESTORS 85 SERIES I
filed 1995-03-28
CIK 751341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-14353
                       -------

                      BALCOR REALTY INVESTORS 85-SERIES I
                        A REAL ESTATE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3244978
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
- ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

Balcor Realty Investors 85-Series I A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1983 under the laws of the State of Illinois. The Registrant raised $82,697,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. The Registrant has disposed of three of these properties. The seven properties and three minority joint venture interests held at December 31, 1994 are described under Item 2. Properties. The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. All of the Registrant's seven remaining properties and one of the three minority joint venture interests generated positive cash flow during 1994, while the other two joint ventures generated marginal cash flow deficits.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Registrant's long-term dissolution strategy when determining the optimal time to sell each of the Registrant's properties.

North Hill Apartments is owned by a joint venture consisting of the Registrant and an affiliate. During 1994 the joint venture completed the refinancing of the North Hill Apartments mortgage loan. The Registrant also completed the refinancings of two other mortgage notes in 1994. See Note 6 of Notes to Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Partners-XVI, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Other Information
- -----------------

In 1984, Pinebrook Apartments was acquired by a joint venture (the "Joint Venture") consisting of the Registrant and an affiliate (the "Affiliate"). The Registrant and the Affiliate hold participating percentages in the Joint Venture of 48.43% and 51.57%, respectively. The Joint Venture utilized $2,959,230 towards the purchase of the property, including $1,559,230 from the Registrant. The remainder of the purchase price was payable in the form of a $5,185,000 purchase money note (the "Note") collateralized by a wrap-around mortgage on the property. The Note wrapped around four subordinate mortgage loans held by unaffiliated parties and was collateralized by the property. In 1992, another joint venture consisting of the Registrant and the Affiliate ("Pinebrook"), purchased one of the subordinate loans at a discount for $220,000, of which $106,546 was the Registrant's share.

In November 1992 the Joint Venture suspended debt service payments on the Note, and subsequently, in December 1992, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In May 1994, the Joint Venture's plan of reorganization became effective. Pursuant to the plan of reorganization, the Joint Venture was required to sell the property within two years.

On February 2, 1995, the Joint Venture sold the property to TGM Pinebrook Inc., a Delaware corporation, for a sale price of $6,140,000. From the proceeds of the sale, the Joint Venture paid approximately $5,097,952, including accrued interest, to the third party mortgage holders in full satisfaction of the outstanding amount of the loans. Additionally, the Joint Venture paid approximately $758,299 to Pinebrook in full satisfaction of the outstanding amount of its loan, of which the Registrant's share is $367,244. The Joint Venture paid $184,200 as a brokerage commission to an unaffiliated party and approximately $25,975 representing closing and other costs.

Item 2. Properties
- ------------------

As of December 31, 1994, the Registrant owned the seven properties described below:

Location                      Description of Property
- --------                      -----------------------

Chesterfield County,          Boulder Springs Apartments: a 284-unit
  Virginia                    complex located on approximately 32 acres.

Arlington, Texas              Forest Ridge Apartments (Phase I): a 332-unit
                              complex located on approximately 14 acres.

East Baton Rouge Parish,      Forestwood Apartments: a 272-unit complex
  Louisiana                   located on approximately 11 acres.

Oklahoma City, Oklahoma       Heather Ridge Apartments: a 356-unit complex
                              located on approximately 16 acres.

Colorado Springs, Colorado    Templeton Park Apartments: a 496-unit complex
                              located on approximately 21 acres.

Altamonte Springs, Florida    Timberlake Apartments (Phase I): a 480-unit
                              complex located on approximately 43 acres.

Town & Country, Missouri      Willow Bend Apartments: a 208-unit complex
                              located on approximately 21 acres.

The Registrant also held minority joint venture interests in North Hill Apartments, DeKalb County, Georgia; Pinebrook Apartments, Lexington, Kentucky; and Seabrook Apartments, Orange County, Florida.

Each of the above properties is held subject to various forms of financing.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3.  Legal Proceedings
- --------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding distributions see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 7,719.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income       $15,205,707 $15,678,441 $17,331,431 $16,137,937 $17,253,472
Income (loss)
  before gains
  on sales of
  assets and
  extraordinary
  items                529,539    (465,069) (1,653,732) (2,904,684) (4,177,702)
Net income (loss)      663,204   7,210,490  (1,653,732) (2,904,684)   (778,462)
Net income (loss)
 per Limited
 Partnership
 Interest                 7.94       86.32      (19.80)     (34.77)      (9.32)
Total assets        59,911,923  58,158,518  75,012,096  76,644,481  83,039,493
Mortgage notes
  payable           57,381,930  55,919,126  79,230,302  79,520,953  83,198,635
Distributions per
  Limited Partner-
  ship Interest           5.00        None        None        None        None

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

As a result of the foreclosure of Suncrest Village Apartments and sale of Sahara Palms Apartments in 1993, Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") recognized gains which resulted in significantly higher net income in 1993 as compared to 1994, as well as net income during 1993 as compared to a loss in 1992.

The dispositions of these properties, which were generating losses, coupled with improved operations at certain of the Partnership's remaining properties, contributed to improvements in results of operations before gain on sale of property and extraordinary items resulting in income in 1994 as compared to a loss in 1993, and decreased losses in 1993 as compared to 1992.

Further discussion of the Partnership's operations is summarized below.

Operations
- ----------

1994 Compared to 1993
- ---------------------

As a result of the Suncrest Village Apartments foreclosure in May 1993 and the Sahara Palms Apartments sale in July 1993, rental and service income, interest expense, depreciation expense, property operating expense, maintenance and repairs expense, real estate taxes and property management fees decreased during 1994 as compared to 1993.

Increased rental and/or occupancy rates during 1994 at all of the Partnership's seven remaining properties partially offset the decrease in rental and service income due to the 1993 property dispositions.

The increase in cash flow from the Partnership's properties, the proceeds from the July 1993 sale of Sahara Palms Apartments, and the net proceeds received in connection with the refinancing of the mortgage loan on Heather Ridge Apartments in July 1994 caused the Partnership's cash balances to increase. This, together with higher interest rates, resulted in an increase in interest income on short-term investments during 1994 as compared to 1993.

In addition to the decrease resulting from the 1993 property dispositions, interest expense decreased during 1994 as compared to 1993 due to the refinancing of the Timberlake - Phase I Apartments mortgage loan in October 1993, as well as the contractual decrease in the interest rate on the Templeton Park Apartments mortgage loan, effective December 1993. The decrease in interest expense was partially offset by increased interest expense for the Forest Ridge - Phase I and Heather Ridge loans due to higher principal balances resulting from the refinancings during 1994. In conjunction with the 1994 Forest Ridge - Phase I and Heather Ridge refinancings, the remaining deferred expenses were written-off and this combined with the amortization of expenses related to the 1993 Forestwood and Timberlake - Phase I mortgage refinancings caused amortization of deferred expenses to increase during 1994 as compared to 1993.

Property operating expense decreased during 1994 as compared to 1993 primarily as a result of the 1993 property dispositions. However, increases in carpet replacement at Forest Ridge - Phase I, Forestwood, Timberlake - Phase I and Willowbend apartment complexes as well as higher insurance expense at all of the Partnership's properties partially offset the decrease for 1994 as compared to 1993.

In addition to the decrease resulting from the 1993 property dispositions, maintenance and repairs expense also decreased during 1994 as compared to 1993 due to maintenance and repairs expenses incurred in 1993 at the Forestwood Apartments for which the Partnership received an insurance reimbursement in 1994.

North Hill Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In connection with the December 1994 North Hill Apartments refinancing, the joint venture received a refund relating to prior year payments made to Mutual Benefit Life Insurance Company representing its 1% guaranty fee on the original North Hills Apartments mortgage loan. As a result, the joint venture recognized a $534,659 extraordinary gain on forgiveness of debt in 1994, of which $133,665 represents the Partnership's share.

As a result of the sale of Sahara Palms Apartments in July 1993 and the relinquishment of title through foreclosure of Suncrest Village Apartments in May 1993, the Partnership recognized a gain on sale of property of $4,194,237 in 1993 and extraordinary gain on foreclosure of property of $3,118,578 in 1993, respectively.

In October 1993, the Partnership completed the refinancing of the Timberlake-Phase I first mortgage loan, and obtained a new first mortgage loan from an unaffiliated lender. The Partnership received a $362,744 discount from the previous lender for prepayment of the mortgage note and consequently recognized an extraordinary gain on debt forgiveness in 1993.

1993 Compared to 1992
- ---------------------

As a result of the foreclosure of Suncrest Village Apartments in May 1993 and the sale of Sahara Palms Apartments in July 1993, rental income, interest expense, depreciation expense, amortization of deferred expenses, property operating expense, maintenance and repairs expense, real estate tax expense and property management fees decreased during 1993 as compared to 1992.

Rental and service income decreased during 1993 as compared to 1992 due to the dispositions of Sahara Palms and Suncrest Village apartment complexes. This decrease was partially offset by increased rental and/or occupancy rates at all of the Partnership's seven remaining properties.

The improved cash flow at five of the Partnership's seven remaining properties, the proceeds from the sale of Sahara Palms Apartments, and the cash retained as a result of the suspension of debt service and real estate tax payments on Suncrest Village Apartments caused the Partnership's cash balance to increase. This resulted in an increase in interest income on short-term investments during 1993 when compared 1992.

The Partnership reached settlements with the sellers of the Forest Ridge - Phase I, Highpoint - Phase II, and Sahara Palms apartment complexes in 1992. Settlement income of $481,861 was recognized in connection with these transactions.

The decrease in property operating expense during 1993 as compared to 1992 as a result of the dispositions of the Sahara Palms and Suncrest Village apartment complexes was partially offset by higher payroll costs at the Willow Bend and Templeton Park apartment complexes.

In addition to the decrease from the dispositions of the Sahara Palms and Suncrest Village apartment complexes, maintenance and repairs expense also decreased during 1993 as compared to 1992 due to higher exterior painting expenses at the Heather Ridge Apartments during 1992. This decrease in maintenance and repairs expense was partially offset by increased carpet replacement costs at the Templeton Park Apartments and increased carpet replacement and asphalt paving at the Forestwood Apartments.

As a result of improved operations at North Hill Apartments, in which the Partnership holds a minority joint venture interest, participation in losses of joint ventures with affiliates decreased for 1993 as compared to 1992.

During 1993 the Partnership sold the Sahara Palms Apartments and recognized a $4,194,237 gain on sale of property.

In October 1993, the Partnership completed the refinancing of the Timberlake - Phase I first mortgage loan and obtained a new first mortgage loan from an unaffiliated lender. The Partnership received a $362,744 discount from the previous lender for prepayment of the mortgage note and consequently recognized an extraordinary gain on debt forgiveness.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $3,346,000 as of December 31, 1994 as compared to December 31, 1993. The Partnership's cash flow provided by operating activities during 1994 was generated primarily from the Partnership's properties, and was partially offset by the payment of administrative expenses. The Partnership's net cash used in investing activities consisted of a net contribution to joint ventures with affiliates. The Partnership received cash flow from financing activities which consisted of net proceeds from the refinancing of the underlying mortgage loans on both the Forest Ridge - Phase I and Heather Ridge apartment complexes. A portion of these proceeds were used for the payment of deferred expenses and funding of improvement escrows in connection with the two refinancings. Cash was used in other financing activities for principal payments on mortgage notes payable and a distribution to the Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1994 and 1993, all seven of the Partnership's properties generated positive cash flow. Of the three properties in which the Partnership holds minority joint venture interests, the North Hill Apartments generated positive cash flow during 1994 and 1993. The Seabrook and Pinebrook apartment complexes generated marginal cash flow deficits during 1994 as compared to positive cash flow for 1993, primarily due to plumbing repairs at the Seabrook Apartments and default interest expense and legal fees incurred in connection with the bankruptcy plan of reorganization at the Pinebrook Apartments.

While the cash flow of certain of the Partnership's remaining properties has improved, the General Partner continues to pursue a number of actions aimed at further improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of December 31, 1994, the occupancy rates of the Partnership's properties ranged from 88% to 98%. Despite recent improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The $7,787,000 Boulder Springs mortgage loan matures in 1995 and the Partnership expects to refinance this loan prior to its maturity. See Note 3 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates and other terms related to each of these mortgage loans. In certain instances it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance.

During 1994, the Heather Ridge and Forest Ridge - Phase I first mortgage loans were refinanced. Proceeds from the two new loans which totalled $12,890,000 were used to pay the existing loans totalling $10,563,000. See Note 3 of Notes to the Financial Statements for additional information.

The Pinebrook Apartments were owned by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate, and were financed with a $5,185,000 wrap-around mortgage payable, which matured in July 1993. In December 1992, the Joint Venture filed for protection under the U.S. Bankruptcy Code and in 1994, a plan of reorganization was approved by the Bankruptcy Court. Pursuant to the plan, the Joint Venture was required to sell the property within two years. Consequently, in February 1995, the Partnership sold the Pinebrook Apartments in an all cash sale for $6,140,000. From the proceeds, the Partnership paid $5,058,226 to the third party mortgage holders in full satisfaction of the first, second and fourth mortgage loans. See Note 6 of Notes to Financial Statements and Item 1. Other Information for additional information.

North Hill Apartments are owned by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate. The $18,700,000 tax exempt bond issue which funded the first mortgage financing collateralized by the property went into technical default in July 1991 due to the insolvency of the guarantor of the bonds. In April 1993, the Joint Venture and the trustee for the bondholders entered into an agreement in which the loan was modified and the trustee agreed to forebear from commencing foreclosure proceedings while the Joint Venture sought alternative financing. In conjunction with the subsequent extension of the agreement,the Joint Venture agreed to pay 50% of monthly net cash flow into an escrow account to be applied to amounts due under the mortgage loan upon refinancing. In December 1994, the Joint Venture refinanced the mortgage loan. In conjunction with the refinancing, $828,605 held in escrow representing the 50% of net cash flow and the guarantee fee previously paid to the trustee, but not paid to the guarantor due to its insolvency, were released to the Joint Venture, a portion of which was used to repay the previous bond financing. In addition, the Joint Venture received proceeds of $1,350,000 from a non-affiliated party which was also used to repay the previous bond financing. See
Note 6 of Notes to Financial Statements for additional information.

In January 1995, the Partnership made a distribution of $413,485 ($5.00 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1994. The Partnership made its first distribution to Limited Partners of $5.00 per Limited Partnership Interest in October 1994. The General Partner expects to continue quarterly distributions to Limited Partners. However, the level of future distributions, if available, will depend on cash flow from the Partnership's remaining properties, the successful refinancing of certain mortgage loans and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1994           December 31, 1993
                    -------------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets         $59,911,923 $48,360,939   $58,158,518   $45,508,342
Partners' capital
  (deficit) accounts:
    General Partner     (716,180) (1,589,662)     (722,812)   (1,557,623)
    Limited Partners   1,828,563 (11,454,275)    1,585,476    (9,746,864)
Net income (loss):
  General Partner          6,632     (32,039)       72,105     1,064,002
  Limited Partners       656,572  (1,293,926)    7,138,385    10,248,616
Per Limited Part-
  nership Interest          7.94      (15.65)        86.32        123.93


Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVI, its General Partner, has either a Board of Directors or a Board of Advisors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                              OFFICERS
     -----                              --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Partners-XVI and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests           880 Interests         1.06%

Relatives and affiliates of the officers and partners of the General Partner own an additional fifteen Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.


Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 8 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
- ------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership is set forth as Exhibit 3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated November 29, 1984 (Registration No. 2-92777), and said Agreement and Certificate is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(99) Agreement of Sale relating to the sale of Pinebrook Apartments, Lexington, Kentucky is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: March 27, 1995
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ----------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-
 /s/Thomas E. Meador     XVI, the General Partner            March 27,1995
- --------------------                                         --------------
  Thomas E. Meador
                         Executive Vice President, and
                         Chief Accounting and Financial
                         Officer (Principal Accounting
                         and Financial Officer) of
                         Balcor Partners-XVI, the
    /s/Allan Wood        General Partner                     March 27, 1995
- --------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors 85-Series I
A Real Estate Limited Partnership:

We have audited the financial statements and the financial statement schedule of Balcor Realty Investors 85-Series I A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series I A Real Estate Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 4, 1995

                        BALCOR REALTY INVESTORS 85-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                                   BALANCE SHEETS
                             December 31, 1994 and 1993



                                       ASSETS


                                                     1994         1993
                                                ------------- ------------
Cash and cash equivalents                       $  6,475,393  $ 3,129,791
Accounts and accrued interest receivable              28,827      455,823
Escrow deposits                                    1,140,420      621,838
Deferred expenses, net of accumulated
  amortization of $213,273 in 1994 and
  $300,956 in 1993                                   973,153      731,862
                                                ------------- ------------
                                                   8,617,793    4,939,314
                                                ------------- ------------
Investment in real estate:
  Land                                            12,380,326   12,380,326
  Buildings and improvements                      65,940,832   65,940,832
                                                ------------- ------------
                                                  78,321,158   78,321,158
  Less accumulated depreciation                   27,027,028   25,101,954
                                                ------------- ------------
Investment in real estate, net of
  accumulated depreciation                        51,294,130   53,219,204
                                                ------------- ------------
                                                $ 59,911,923  $58,158,518
                                                ============= ============



                          LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                $    133,743  $   104,513
Due to affiliates                                     75,413       79,562
Accrued liabilities, principally real
  estate taxes and interest                          366,628      369,386
Security deposits                                    288,084      299,099
Losses in excess of investments in joint
  ventures with affiliates                           553,742      524,168
Mortgage notes payable                            57,381,930   55,919,126
                                                ------------- ------------
    Total liabilities                             58,799,540   57,295,854

Partners' capital (82,697 Limited
  Partnership Interests issued and
  outstanding)                                     1,112,383      862,664
                                                ------------- ------------
                                                $ 59,911,923  $58,158,518
                                                ============= ============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS 85-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1994, 1993 and 1992



                                     Partners' Capital(Deficit) Accounts
                                  ----------------------------------------
                                                   General       Limited
                                      Total        Partner      Partners
                                  ------------- ------------- ------------
Balance at December 31, 1991      $ (4,694,094) $   (778,380) $(3,915,714)

Net loss for the year
  ended December 31, 1992           (1,653,732)      (16,537)  (1,637,195)
                                  ------------- ------------- ------------
Balance at December 31, 1992        (6,347,826)     (794,917)  (5,552,909)

Net income for the year
  ended December 31, 1993            7,210,490        72,105    7,138,385
                                  ------------- ------------- ------------
Balance at December 31, 1993           862,664      (722,812)   1,585,476

Cash distribution (A)                 (413,485)                  (413,485)
Net income for the year
  ended December 31, 1994              663,204         6,632      656,572
                                  ------------- ------------- ------------
Balance at December 31, 1994      $  1,112,383  $   (716,180) $ 1,828,563
                                  ============= ============= ============








(A)A distribution of $5.00 per Limited Partnership Interest was made in the fourth quarter of 1994.


  The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS 85-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992


                                       1994          1993         1992
                                  ------------- ------------- ------------
Income:
  Rental and service              $ 14,972,425  $ 15,565,175  $16,756,049
  Interest on short-term
    investments                        233,282       113,266       93,521
  Settlement income                                               481,861
                                  ------------- ------------- ------------
      Total income                  15,205,707    15,678,441   17,331,431
                                  ------------- ------------- ------------

Expenses:

  Interest on mortgage
    notes payable                    4,969,653     5,853,947    7,612,695
  Depreciation                       1,925,074     2,216,451    2,565,255
  Amortization of deferred
    expenses                           154,912        96,490      100,493
  Property operating                 3,618,794     3,702,971    4,215,101
  Maintenance and repairs            1,366,497     1,668,294    1,686,221
  Real estate taxes                    991,624     1,051,338    1,167,480
  Property management fees             747,795       778,849      838,046
  Administrative                       584,187       581,139      543,572
  Participation in losses of
    joint ventures with
    affiliates before
    extraordinary item                 317,632       194,031      256,300
                                  ------------- ------------- ------------
      Total expenses                14,676,168    16,143,510   18,985,163
                                  ------------- ------------- ------------
Income (loss) before gain
  on sale of property and
  extraordinary items                  529,539      (465,069)  (1,653,732)
Gain on sale of property                           4,194,237
                                  ------------- ------------- ------------
Income (loss) before
  extraordinary items                  529,539     3,729,168   (1,653,732)
                                  ------------- -------------
Extraordinary items:
  Gain on forgiveness of debt                        362,744
  Gain on foreclosure of property                  3,118,578
  Participation in gain on
    forgiveness of debt from joint
    venture with an affiliate          133,665
                                  ------------- -------------
    Total extraordinary items          133,665     3,481,322
                                  ------------- ------------- ------------
Net income (loss)                 $    663,204  $  7,210,490  $(1,653,732)
                                  ============= ============= ============
Income (loss) before
  extraordinary items allocated
  to General Partner              $      5,295  $     37,292  $   (16,537)
                                  ============= ============= ============
Income (loss) before
  extraordinary items allocated
  to Limited Partners             $    524,244  $  3,691,876  $(1,637,195)
                                  ============= ============= ============
Income (loss) before
  extraordinary items per Limited
  Partnership Interest (82,697
  issued and outstanding)         $       6.34  $      44.64  $    (19.80)
                                  ============= ============= ============
Extraordinary items allocated
  to General Partner              $      1,337  $     34,813         None
                                  ============= ============= ============
Extraordinary items allocated
  to Limited Partners             $    132,328  $  3,446,509         None
                                  ============= ============= ============
Extraordinary items per Limited
  Partnership Interest (82,697
  issued and outstanding)         $       1.60  $      41.68         None
                                  ============= ============= ============
Net income (loss) allocated to
  General Partner                 $      6,632  $     72,105  $   (16,537)
                                  ============= ============= ============
Net income (loss) allocated to
  Limited Partners                $    656,572  $  7,138,385  $(1,637,195)
                                  ============= ============= ============
Net income (loss) per Limited
  Partnership Interest (82,697
  issued and outstanding)         $       7.94  $      86.32  $    (19.80)
                                  ============= ============= ============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS 85-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                               STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992



                                       1994          1993         1992
                                  ------------- ------------- ------------

Operating activities:

  Net income (loss)               $    663,204  $  7,210,490  $(1,653,732)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Gain on forgiveness
        of debt                                     (362,744)
      Gain on foreclosure
        of property                               (3,118,578)
      Gain on sale of property                    (4,194,237)
      Participation in losses of
        joint ventures with
        affiliates before
        extraordinary item             317,632       194,031      256,300
      Participation in gain on
        forgiveness of debt from
        joint venture with an
        affiliate                     (133,665)
      Depreciation of properties     1,925,074     2,216,451    2,565,255
      Amortization of deferred
        expenses                       154,912        96,490      100,493
      Accrued interest expense
        due at maturity                                           366,050
      Net change in:
        Accounts and accrued
          interest receivable          426,996      (203,405)     351,655
        Escrow deposits                 29,178      (360,225)     (56,278)
        Accounts payable                29,230      (244,111)     306,735
        Due to affiliates               (4,149)       (4,061)     (20,417)
        Accrued liabilities             (2,758)     (494,386)    (124,417)
        Security deposits              (11,015)      (78,091)      21,552
                                  ------------- ------------- ------------
  Net cash provided by operating
    activities                       3,394,639       657,624    2,113,196
                                  ------------- ------------- ------------

Investing activities:

  Capital contributions to joint
    ventures with affiliates          (280,003)      (49,751)    (230,457)
  Distributions from joint
    ventures with affiliates           125,610        91,904      102,702
  Improvements to properties                        (118,767)
  Proceeds from sale of
    real estate                                   13,200,000
  Payment of selling costs                           (99,559)
                                  ------------- ------------- ------------
  Net cash used in or provided
    by investing activities           (154,393)   13,023,827     (127,755)
                                  ------------- ------------- ------------
Financing activities:

  Distribution to Limited
    Partners                      $   (413,485)
  Repayment of mortgage notes
    payable                        (10,563,000) $(29,604,431)
  Proceeds from issuance of
    mortgage notes payable          12,890,000    17,600,000
  Principal payments on
    mortgage notes payable            (864,196)     (465,471) $  (656,701)
  Payment of deferred expenses        (396,203)     (684,351)     (39,122)
  Funding of improvement escrows      (547,760)
                                  ------------- ------------- ------------
  Net cash provided by or used
    in financing activities            105,356   (13,154,253)    (695,823)
                                  ------------- ------------- ------------

Net change in cash and cash
  equivalents                        3,345,602       527,198    1,289,618
Cash and cash equivalents at
  beginning of year                  3,129,791     2,602,593    1,312,975
                                  ------------- ------------- ------------
Cash and cash equivalents at
  end of year                     $  6,475,393  $  3,129,791  $ 2,602,593
                                  ============= ============= ============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements             30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

When properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

(b) Deferred expenses consist principally of loan refinancing and modification fees which are amortized over the terms of the respective agreements.

(c) Investment in joint ventures with affiliates represents the Partnership's 48.4%, 25% and 15.4% interests in the Pinebrook Apartments, North Hill Apartments and Seabrook Apartments, respectively, recorded under the equity method of accounting. Under this method, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss. Depreciation recognized in connection with the ownership of real estate by the joint ventures has resulted in the Partnership's share of cumulative losses exceeding the net amounts invested in the joint ventures. This has resulted in the classification of the investment as "Losses in excess of investments in joint ventures with affiliates" in the accompanying financial statements.

(d) Cash equivalents include all unrestricted highly liquid investments with a maturity of three months or less when purchased.

(e) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore no provision for income taxes is made in the financial statements of the Partnership.

2. Partnership Agreement:

The Partnership was organized on August 1, 1983. The Partnership Agreement provides for Balcor Partners-XVI to be the General Partner and for the admission of Limited Partners through the sale of up to 100,000 Limited Partnership Interests at $1,000 per Interest, 82,697 of which were sold through April 30, 1985, the termination date of the offering.

The Partnership Agreement generally provides that the General Partner will be allocated 1% of the profits and losses. One hundred percent of Net Cash Receipts available for distribution shall be distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. However, there shall be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed, which will be paid only out of distributed Net Cash Proceeds in excess of total Adjusted Original Capital plus a 6% Cumulative Distribution. Under certain circumstances, the General Partner may participate in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation is limited to 15% of excess Net Cash Proceeds after the return of Original Capital plus a Cumulative Distribution of 6% to the holders of Interests, as defined in the Partnership Agreement.

3. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                    Carrying    Carrying   Current Final
Property           Amount of    Amount of  Inter- Matur-   Current   Estimated
Pledged as          Notes at    Notes at     est    ity    Monthly    Balloon
Collateral          12/31/94     12/31/93   Rate   Date    Payment    Payment
- --------------     ----------  ----------  ------ ------  --------  ----------
Apartment Complexes:
Boulder Springs     $7,813,574  $7,887,784 12.875%  1995 $90,457    $7,787,000
Forest Ridge
 Phase I (A)         7,668,517   6,741,000  8.963%  2001  61,671     7,206,000
Forestwood (B)       5,836,145   5,877,537  9.130%  2001  48,026     5,465,000
Heather Ridge (C)    5,212,157   3,848,723  8.950%  2001  41,653     4,872,000
Templeton Park (D)  13,385,348  13,918,175  6.381%  2016  97,701          None
Timberlake Phase I
 (E)                11,579,411  11,683,431  7.750%  2003  83,820    10,210,000
Willow Bend          5,886,778   5,962,476  9.500%  1997  53,230     5,714,000
                   ----------- -----------

    Total          $57,381,930 $55,919,126
                   =========== ===========


(A) In July 1994, this loan was refinanced. The interest rate decreased from 9.025% to 8.963%, the maturity date was extended from November 1994 to August 2001 and the monthly payments increased from $50,698 to $61,671. A portion of the proceeds from the new $7,690,000 first mortgage loan was used to repay the existing first mortgage loan of $6,741,000.

(B) In May 1993, this loan was refinanced. The interest rate decreased from 10.5% to 9.13%, the maturity date was extended from November 1994 to June 2001 and the monthly payments decreased from $49,927 to $48,026. A portion of the proceeds from the new $5,900,000 first mortgage loan was used to repay the existing first mortgage loan of $5,627,810.

(C) In July 1994, this loan was refinanced. The interest rate decreased from 9.025% to 8.95%, the maturity date was extended from November 1994 to August 2001 and the monthly payments increased from $28,745 to $41,653. A portion of the proceeds from the new $5,200,000 first mortgage loan was used to repay the existing first mortgage loan of $3,822,000.

(D) In accordance with the 1989 loan modification, the interest rate will be adjusted on certain "adjustment dates". The next adjustment date is June 1, 1998 with subsequent adjustments every five years thereafter. In addition, 50% of property cash flow must be paid annually and will be applied against the outstanding principal on the loan. Upon the sale or refinancing of the property, the lender will participate in a percentage of the proceeds in excess of the outstanding mortgage debt.

(E) In October 1993, this loan was refinanced. The interest rate decreased from 9.875% to 7.75%, the maturity date was extended from October 1993 to November 2003 and the monthly payments decreased from $110,160 to $83,820. The proceeds from the new $11,700,000 first mortgage loan were used to repay the existing first mortgage loan of $12,091,471.

During 1994, 1993 and 1992, the Partnership incurred interest expense on mortgage notes payable to unaffiliated parties of $4,969,653, $5,853,947 and $7,612,695 and paid interest expense of $4,969,653, $6,213,241 and $7,304,710, respectively.

The Partnership's loans described above all require current monthly payments of principal and interest.

Five-year scheduled maturities of the mortgage notes payable are approximately as follows:

                         1995          $ 8,478,000
                         1996              715,000
                         1997            6,386,000
                         1998              723,000
                         1999              777,000

4. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are managed by a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

5. Settlement of Litigation:

In June 1992, the Partnership reached a settlement with the seller of the Forest Ridge - Phase I and Highpoint - Phase II apartment complexes. Under the terms of the settlement, the Partnership received cash of $426,000 and the Partnership and seller released all claims against one another. Settlement income of $426,000 was recognized in connection with this transaction.

The Partnership also reached a settlement with the seller of the Sahara Palms Apartments for proration amounts the seller owed the Partnership pursuant to the original management and guarantee agreement. The Partnership received $145,767 in 1992 pursuant to the settlement. The Partnership also received a payment of $393,641 in August 1992 from the General Partner, who voluntarily agreed to reimburse the Partnership for a portion of the seller's obligations due to the contract dispute with the seller. Settlement income of $55,861 was recognized in connection with this transaction.

6. Investment in Joint Ventures with Affiliates:

The Partnership owns 48.4%, 25% and 15.4% joint venture interests in Pinebrook Apartments, North Hill Apartments and Seabrook Apartments, respectively. The joint venturers are affiliates of the Partnership with investment objectives similar to those of the Partnership. During 1994 and 1992, the Partnership made net capital contributions of $154,393 and $127,755, respectively and during 1993, the Partnership received a net capital distribution of $42,153.

Pinebrook Apartments was acquired by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the Joint Venture of 48.43% and 51.57%, respectively. In February 1995, the Joint Venture sold the property for a sale price of $6,140,000. From the proceeds of the sale, the Joint Venture paid approximately $5,097,952, including accrued interest, to the third party mortgage holders in full satisfaction of the outstanding amount of the loans. Additionally, the Joint Venture paid approximately $758,299 to Pinebrook Limited Partnership in full satisfaction of the outstanding amount of its loan, of which the Partnership's share is $367,244. The Joint Venture paid $184,200 as a brokerage commission to an unaffiliated party and approximately $25,975 representing closing and other costs and in 1995 will recognize a gain of $1,814,970. The Joint Venture received proceeds of $13,315 from the sale of the property.

North Hill Apartments is owned by a joint venture ("Joint Venture") in which the Partnership and an affiliate have participating percentages of 25% and 75%, respectively. The $18,700,000 tax-exempt bond issue which funded the first mortgage financing collateralized by the property was in technical default due to the insolvency of the guarantor of the bonds. In April 1993, the Joint Venture and the trustee for the bondholders entered into an agreement in which the loan was modified and the trustee agreed to forebear from commencing foreclosure proceedings while the Joint Venture sought alternate financing. In December 1994, the bonds which funded the previous North Hill Apartments mortgage loan were repaid. The interest rate increased from 6.75% to 8.09% and the maturity date was extended from December 1994 to December 2024. As a condition of the new agreement, on January 1, 2005, at the discretion of both the Joint Venture and the lender, the bonds will either be repaid or remarketed. Under the terms of the loan, monthly payments increased from $105,188 to $124,920. The Joint Venture repaid the existing mortgage loan of $18,700,000 with proceeds from the new mortgage loan of $16,795,600, which was net of a discount of $84,400, proceeds of a $1,350,000 note from an unaffiliated party, and Joint Venture cash reserves, which included amounts previously held in escrow by the trustee which were refunded to the Joint Venture in conjunction with the refinancing (see Note 9 of Notes to Financial Statements).

The $1,350,000 note to an unaffiliated party is non-interest bearing, is not collateralized by the property, and will be repaid only to the extent net sales proceeds exceed a certain predetermined level.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax return due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1994 in the financial statements is $1,989,169 more than the tax loss of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Property management fees $738,965    None $790,418 $59,512 $834,668 $71,081
Reimbursement of
  expenses to General
  Partner at cost:
   Accounting              61,640  25,026   58,782   4,865   44,257   3,234
   Data processing         53,294  10,763   32,212   6,338   35,212   2,919
   Investor
     communications        20,271   8,230   18,986   1,571   11,713     856
   Legal                   12,118   4,920    9,444     782   18,522   1,353
   Other                   15,653   6,355   19,649   1,626   25,258   1,846
   Portfolio management    49,554  20,119   59,473   4,868   31,938   2,334

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all 7 of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $146,555 $98,035 and $117,746 for 1994, 1993 and 1992, respectively.

9. Extraordinary Items:

(a) North Hill Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In connection with the December 1994 North Hill Apartments refinancing, the joint venture received a refund of the escrow account held by the trustee representing the amount which would have been paid to Mutual Benefit Life Insurance Company as its 1% guaranty fee on the original mortgage loan. As a result, the joint venture recognized a $534,659 extraordinary gain on forgiveness of debt in 1994, of which $133,665 represents the Partnership's share.

(b) During 1993, title to the Suncrest Village Apartments was relinquished through foreclosure. The Partnership had suspended debt service payments in February 1993 in an attempt to modify the terms of the mortgage loan, which would have matured in 1994. The Partnership wrote-off the mortgage loan balance of $10,478,532, accrued real estate taxes of $140,710, security deposit of $27,716, and the property basis of $7,528,380, net of accumulated depreciation of $3,495,674. The Partnership recognized an extraordinary gain of $3,118,578 during 1993 for financial statement purposes.

(c) During 1993, the Partnership completed the refinancing of the $12,091,471 Timberlake - Phase I first mortgage loan and obtained a new first mortgage loan from an unaffiliated lender in the amount of $11,700,000. The Partnership received a $362,744 discount from the previous lender for prepayment of the mortgage note which was recognized as an extraordinary gain on debt forgiveness.

10. Property Sale:

During 1993, the Partnership sold the Sahara Palms Apartments for an all cash sale price of $13,200,000. From the proceeds of the sale, the Partnership paid $12,356,625 in full satisfaction of the property's mortgage loans. The basis of the property was $8,906,204, net of accumulated depreciation of $4,134,055, and the Partnership recognized a gain on the sale of the property of $4,194,237.

11. Subsequent Event:

In January 1995, the Partnership made a distribution of $413,485 ($5.00 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1994.

                                   BALCOR REALTY INVESTORS 85-SERIES I
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
        Col. A                 Col. B          Col. C                         Col. D
- ---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying      Reduction
                               Encum-               and Im-    Improve-     Costs       of Basis
     Description               brances    Land    provements     ments       (a)           (b)
- ---------------------          -------  -------- ------------  ---------  ---------     ---------
Boulder Springs Apts.,
  284 units in Chester-
  field County, VA               (e) $   510,000  $ 9,075,000      None $   515,911  $  (160,228)

Forest Ridge Apts.-
  Phase I, 332 units
  in Arlington, TX               (e)   2,613,810    8,655,190  $ 49,065   1,340,138     (357,486)

Forestwood Apts., 272
  units in E. Baton
  Rouge Parish, LA               (e)   1,619,744    6,449,256   118,767   1,184,934     (426,027)

Heather Ridge Apts.,
  356 units in
  Oklahoma City, OK              (e)   1,346,000    9,632,000    48,217   1,732,505   (5,569,794)(g)

Templeton Park Apts.,
  496 units in
  Colorado Springs, CO           (e)   2,001,000   13,658,000      None   1,677,310     (344,256)

Timberlake Apts. I,
  480 units in Alta-
  monte Springs, FL              (e)   4,018,000   10,498,000      None   2,398,388   (1,693,410)

Willow Bend Apts.,
  208 units in Town
  & Country, MO                  (e)   1,500,000    5,925,000      None   1,003,705     (697,581)
                                      ----------   ----------  --------  ---------- ------------
    Total                            $13,608,554  $63,892,446  $216,049  $9,852,891 $ (9,248,782)
                                     ===========  ===========  ========  ========== ============

See notes (a) through (g)

                                   BALCOR REALTY INVESTORS 85-SERIES I
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Cont.)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
 ------------------        -------------------------------   --------    --------  ------ ---------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                          -------------------------------                                   ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (c)(d)      tion(d)   struction  uired   is Computed
- -------------------       --------  ----------   ----------   ---------  ---------- ----- --------------
Boulder Springs Apts.,
  284 units in Chester-
  field County, VA     $   502,769 $ 9,437,914 $  9,940,683 $ 3,650,844     1986    5/84        (f)

Forest Ridge Apts.-
  Phase I, 332 units
  in Arlington, TX       2,544,132   9,756,585   12,300,717   3,938,516     1984    10/83       (f)

Forestwood Apts., 272
  units in E. Baton
  Rouge Parish, LA       1,546,252   7,400,422    8,946,674   2,894,268     1985    6/84        (f)

Heather Ridge Apts.,
  356 units in
  Oklahoma City, OK        711,948   6,476,980    7,188,928   3,362,190     1984    11/83       (f)

Templeton Park Apts.,
  496 units in
  Colorado Springs, CO   1,958,223  15,033,831   16,992,054   5,932,931     1984    1/84        (f)

Timberlake Apts. I,
  480 units in Alta-
  monte Springs, FL      3,742,819  11,478,159   15,220,978   4,871,819     1985    9/83        (f)

Willow Bend Apts.,
  208 units in Town
  & Country, MO          1,374,183   6,356,941    7,731,124   2,376,460     1986    1/85        (f)
                      ------------ ----------- ------------ -----------
    Total              $12,380,326 $65,940,832 $ 78,321,158 $27,027,028
                       =========== =========== ============ ===========

See notes (a) through (g)

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs, other related professional fees and capitalized construction period interest.

(b) Guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income related.

(c) The aggregate cost of land for Federal income tax purposes is $13,595,151 and the aggregate cost of buildings and improvements for Federal income tax purposes is $63,571,184. The total of these is $77,166,335.

(d)                      Reconciliation of Real Estate
                         -----------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

Balance at beginning of year        $78,321,158 $102,266,703 $102,266,703

Additions during year:
  Improvements                             None      118,767         None

Deductions during year:
  Foreclosure of investment
  property                                 None  (11,024,054)        None
Cost of real estate sold                   None  (13,040,258)        None
                                    ----------- ------------ ------------

     Balance at close of year       $78,321,158 $ 78,321,158 $102,266,703
                                   ============ ============ ============


                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

Balance at beginning of year        $25,101,954  $30,515,232  $27,949,977

Depreciation expense for the
  year                                1,925,074    2,216,451    2,565,255
Accumulated depreciation of
  foreclosed investment
  property                                 None   (3,495,674)        None
Accumulated depreciation of
  real estate sold                         None   (4,134,055)        None
                                   ------------ ------------ ------------

Balance at close of year            $27,027,028  $25,101,954  $30,515,232
                                   ============ ============ ============

(e) See descriptions of the mortgage notes payable in Note 3 of Notes to Financial Statements.

(f) Depreciation expense is computed based upon the estimated useful lives of 30 years for buildings and improvements and five years for furniture and fixtures.

(g) This amount consists primarily of a reduction of basis due to a provision for investment property write down during 1989.