Form 10-Q
period 1995-03-31
BALCOR REALTY INVESTORS 85 SERIES I
filed 1995-05-12
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                  BALANCE SHEETS
                       March 31, 1995 and December 31, 1994
                                 (Unaudited)

                                      ASSETS

                                                  1995           1994
                                             -------------- --------------
Cash and cash equivalents                    $   6,530,671  $   6,475,393
Accounts and accrued
  interest receivable                               443,588         28,827
Other assets - principally
  escrow deposits                                1,168,742      1,140,420
Deferred expenses, net of accumulated
  amortization of $247,905 in 1995
  and $213,273 in 1994                             938,521        973,153
                                             -------------- --------------
                                                 9,081,522      8,617,793
                                             -------------- --------------
Investment in real estate:
  Land                                          12,380,326     12,380,326
  Buildings and improvements                    65,940,832     65,940,832
                                             -------------- --------------
                                                78,321,158     78,321,158
  Less accumulated depreciation                 27,508,297     27,027,028
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                      50,812,861     51,294,130
                                             -------------- --------------
                                             $  59,894,383  $  59,911,923
                                             ============== ==============

                           LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     226,343  $     133,743
Due to affiliates                                  124,098         75,413
Accrued liabilities, principally real
  estate taxes                                     289,341        366,628
Security deposits                                  273,212        288,084
Losses in excess of investments in
  joint ventures with affiliates                   276,438        553,742
Mortgage notes payable                          56,679,524     57,381,930
                                             -------------- --------------
    Total liabilities                           57,868,956     58,799,540

Partners' capital (82,697 Limited
  Partnership Interests issued and
  outstanding)                                   2,025,427      1,112,383
                                             -------------- --------------
                                             $  59,894,383  $  59,911,923
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS 85-SERIES I
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1995 and 1994
                                  (Unaudited)

                                                  1995           1994
                                             -------------- --------------
Income:
  Rental and service                         $   3,798,276  $   3,648,987
  Interest on short-term investments               104,326         30,665
  Participation in income (losses) of
    joint ventures with affiliates                 733,993        (21,466)
                                             -------------- --------------
      Total income                               4,636,595      3,658,186
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable             1,241,669      1,207,603
  Depreciation                                     481,269        481,269
  Amortization of deferred expenses                 34,632         33,311
  Property operating                             1,024,077      1,129,448
  Real estate taxes                                250,456        239,742
  Property management fees                         186,232        179,481
  Administrative                                   133,529        140,954
                                             -------------- --------------
      Total expenses                             3,351,864      3,411,808
                                             -------------- --------------
Income before extraordinary item                 1,284,731        246,378
                                             --------------
Extraordinary item:
  Gain on forgiveness of debt                       41,798
                                             -------------- --------------
Net income                                   $   1,326,529  $     246,378
                                             ============== ==============
Income before extraordinary item
   allocated to General Partner              $      12,847  $       2,464
                                             ============== ==============
Income before extraordinary item
  allocated to Limited Partners              $   1,271,884  $     243,914
                                             ============== ==============
Income before extraordinary item
  per Limited Partnership  Interest
  (82,697 issued and outstanding)            $       15.38  $        2.95
                                             ============== ==============
Extraordinary item allocated to
  General Partner                            $         418           None
                                             ==============  =============
Extraordinary item allocated to
  Limited Partners                           $      41,380           None
                                             ==============  =============
Extraordinary item per Limited
  Partnership Interest (82,697
  issued and outstanding)                    $        0.50           None
                                             ==============  =============

Net income allocated to
  General Partner                            $      13,265  $       2,464
                                             ============== ==============
Net income allocated to
  Limited Partners                           $   1,313,264  $     243,914
                                             ============== ==============
Net income per Limited Partnership
  Interest (82,697 issued
  and outstanding)                           $       15.88  $        2.95
                                             ============== ==============
Distribution to Limited Partners             $     413,485           None
                                             ============== ==============
Distribution per Limited
  Partner Interest                           $        5.00           None
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS 85-SERIES I
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)

                                                  1995           1994
                                             -------------- --------------
Operating activities:

  Net income                                 $   1,326,529  $     246,378
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Gain on forgiveness of debt                  (41,798)
      Participation in income
        (losses) of joint ventures
        with affiliates                           (733,993)        21,466
      Depreciation of properties                   481,269        481,269
      Amortization of deferred expense              34,632         33,311
      Net change in:
        Accounts and accrued interest
          receivable                                  (885)      (285,650)
        Other assets                               (60,572)       603,570
        Accounts payable                            92,600        (17,774)
        Due to affiliates                           48,685         60,619
        Accrued liabilities                        (77,287)       (82,651)
        Security deposits                          (14,872)         7,419
                                             -------------- --------------
  Net cash provided by
   operating activities                          1,054,308      1,067,957
                                             -------------- --------------
Investing activities:

  Capital contribution to joint
    venture with affiliate                         (11,464)        (5,445)
  Distributions from joint ventures
    with affiliates                                 54,277         24,102
                                             -------------- --------------
  Net cash provided by
   investing activities                             42,813         18,657
                                             -------------- --------------
Financing activities:

  Distribution to Limited Partners                (413,485)
  Principal payments on
    mortgage notes payable                        (660,608)    (1,832,293)
  Refund of improvement escrow                      32,250
                                             -------------- --------------
  Net cash used in
    financing activities                        (1,041,843)    (1,832,293)
                                             -------------- --------------

Net change in cash and
  cash equivalents                                  55,278       (745,679)

Cash and cash equivalents at
  beginning of period                            6,475,393      3,129,791
                                             -------------- --------------
Cash and cash equivalents
  at end of period                           $   6,530,671  $   2,384,112
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarter ended March 31, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable to unaffiliated parties of $1,241,669 and $1,207,603 and paid interest expense of $1,241,669 and $1,207,603 respectively.

3.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:


                                        Paid       Payable
                                     -----------  --------

    Reimbursement of expenses to
      the General Partner, at cost         None   $124,098

4. Investment in Joint Venture With Affiliate:

Pinebrook Apartments was acquired by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 48.43% and 51.57%, respectively. In February 1995, the joint venture sold the property for a sale price of $6,140,000. From the proceeds of the sale, $5,058,226 was paid to the third party mortgage holders in satisfaction of the first, second and fourth mortgage loans, as well as a brokerage commission and other closing costs. The joint venture recognized a gain of $1,814,970 from the sale of this property, of which $780,279 was the Partnership's share. Total proceeds received from the sale of this property were $871,599, of which $422,115 was the Partnership's share. This amount, net of its share of the first quarter operating deficit, is included in accounts receivable in the financial statements at March 31, 1995. The Partnership's share of the gain is included in "Participation in income of joint ventures with affiliates" and is partially offset by the Partnership's share of operating losses through the sale date.

5. Subsequent Event:

In April 1995, the Partnership made a distribution of $413,485 ($5.00 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1995.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $82,697,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. During 1995, the Partnership sold one of its minority joint venture interests, and in prior years, sold two of the properties and relinquished one of the properties through foreclosure. The Partnership continues to operate the remaining seven real property investments and two minority joint venture interests.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The Pinebrook Apartments, which is owned by a joint venture consisting of the Partnership and an affiliate, was sold in February 1995. The Partnership recognized its share of the gain on sale which is the primary reason the Partnership generated higher net income in 1995 as compared to 1994. In addition, the Partnership had improved operations at certain of the Partnership's properties. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

Increased rental and/or occupancy rates at five of the Partnership's seven remaining properties and cable access fees received at two properties caused an increase in rental and service income for the quarter ended March 31, 1995 as compared to the same period in 1994.

The increase in cash flow from the Partnership's properties and the net proceeds received in connection with the refinancing of the underlying mortgage loan on Heather Ridge Apartments in 1994 caused the Partnership's cash balances to increase. This, together with higher interest rates, resulted in an increase in interest income on short-term investments during the quarter ended March 31, 1995 when compared to the same period in 1994.

Property operating expense decreased during the quarter ended March 31, 1995 as compared to the same period in 1994 primarily as a result of a decrease in carpet replacement expenses at six of the Partnership's seven properties.

Pinebrook Apartments, in which the Partnership held a minority joint venture interest, was sold during February 1995. As a result of the gain recognized in connection with the sale, the Partnership recognized income from participation in joint ventures with affiliates during the quarter ended March 31, 1995 as compared to a loss during the same period in 1994.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $41,798 in connection with the settlement reached with the seller of Templeton Park Apartments.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership remained relatively unchanged as of March 31, 1995 as compared to December 31, 1994. The Partnership's cash flow provided by operating activities was generated primarily from the Partnership's properties, and was partially offset by the payment of administrative expenses. The Partnership received cash flow from investing activities which consisted of a net distribution from its joint ventures with affiliates. Cash provided by operating and investing activities was used to fund financing activities, which consisted of principal payments on mortgage notes payable and distributions to the Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the quarter ended March 31, 1995 and 1994, all seven of the Partnership's properties generated positive cash flow. Of the remaining two properties in which the Partnership holds minority joint venture interests, the North Hill Apartments generated positive cash flow during the quarter ended March 31, 1995 and 1994. The Seabrook Apartments generated a marginal cash flow deficit during the quarter ended March 31, 1995 as compared to positive cash flow for the same period in 1994 primarily due to an increase in the interest rate on its mortgage note payable.

While the cash flow of certain of the Partnership's remaining properties has improved, the General Partner continues to pursue a number of actions aimed at further improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of March 31, 1995, the occupancy rates of the Partnership's properties ranged from 91% to 97%. Despite recent improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The $7,787,000 Boulder Springs mortgage loan matures in June 1995 and the Partnership is currently pursuing a refinancing of this loan. In certain instances it may be difficult for the Partnership to refinance a loan secured by a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance.

The Pinebrook Apartments was owned by Pinebrook Investors, a joint venture consisting of the Partnership and an affiliate. In February 1995, Pinebrook Investors sold the property in a cash sale for $6,140,000. From the proceeds, Pinebrook investors paid $5,058,226 to the third party mortgage holders in satisfaction of the first, second and fourth mortgage loans. Additionally, Pinebrook Investors paid $716,729 in satisfaction of the third mortgage note payable to Pinebrook Limited Partnership, a separate joint venture consisting of the Partnership and the affiliate. Total proceeds received from this transaction were $871,599, of which $422,115 was the Partnership's share. See
Note 4 of Notes of Financial Statements for additional information.

In April 1995, the Partnership made a distribution of $413,485 ($5.00 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1995. To date, investors have received Net Cash Receipt distributions of $15.00 per $1,000 Interest as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners. However, the level of future distributions, if available, will depend on cash flow from the Partnership's remaining properties, the successful refinancing of certain mortgage loans and proceeds from future property sales, as to all of which there can be no assurances.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                         By:  /s/Brian Parker
                              --------------------------------
                              Brian Parker
                              Senior Vice President, and Chief Financial
                              Officer (Principal Accounting and Financial
                              Officer) of Balcor Partners-XVI, the General
                              Partner


Date: May 12, 1995
      -------------------------