Form 10-Q
period 1995-06-30
BALCOR REALTY INVESTORS 85 SERIES I
filed 1995-08-10
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-14353
                       -------

                    BALCOR REALTY INVESTORS 85-SERIES I
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3244978
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                      60015
-----------------------------------------           -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

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

                                   BALANCE SHEETS
                        June 30, 1995 and December 31, 1994
                                  (Unaudited)

                                       ASSETS

                                                  1995           1994
                                             -------------- --------------
Cash and cash equivalents                    $   6,520,784  $   6,475,393
Accounts and accrued
  interest receivable                               51,412         28,827
Other assets - principally
  escrow deposits                                1,816,039      1,140,420
Prepaid expenses                                   250,245
Deferred expenses, net of accumulated
  amortization of $285,520 in 1995
  and $213,273 in 1994                           1,141,572        973,153
                                             -------------- --------------
                                                 9,780,052      8,617,793
                                             -------------- --------------
Investment in real estate:
  Land                                          12,380,326     12,380,326
  Buildings and improvements                    65,940,832     65,940,832
                                             -------------- --------------
                                                78,321,158     78,321,158
  Less accumulated depreciation                 27,989,567     27,027,028
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                      50,331,591     51,294,130
                                             -------------- --------------
                                             $  60,111,643  $  59,911,923
                                             ============== ==============

                            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     153,243  $     133,743
Due to affiliates                                    9,556         75,413
Accrued liabilities, principally
  real estate taxes                                440,602        366,628
Security deposits                                  266,786        288,084
Losses in excess of investments in
  joint ventures with affiliates                   327,772        553,742
Mortgage notes payable                          56,847,922     57,381,930
                                             -------------- --------------
    Total liabilities                           58,045,881     58,799,540

Partners' capital (82,697 Limited
  Partnership Interests issued and
  outstanding)                                   2,065,762      1,112,383
                                             -------------- --------------
                                             $  60,111,643  $  59,911,923
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS 85-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                  1995           1994
                                             --------------  -------------
Income:
  Rental and service                         $   7,626,271  $   7,332,670
  Interest on short-term investments               207,776         73,637
  Participation in income (losses)
    of joint ventures with affiliates              733,561       (146,705)
                                             -------------- --------------
      Total income                               8,567,608      7,259,602
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable             2,489,338      2,420,217
  Depreciation                                     962,539        962,539
  Amortization of deferred expenses                 72,247         66,623
  Property operating                             2,159,216      2,297,013
  Real estate taxes                                501,860        482,998
  Property management fees                         372,421        365,123
  Administrative                                   271,436        309,556
                                             -------------- --------------
      Total expenses                             6,829,057      6,904,069
                                             -------------- --------------
Income before extraordinary item                 1,738,551        355,533
                                             -------------- --------------
Extraordinary item:
  Gain on forgiveness of debt                       41,798
                                             --------------
Net income                                   $   1,780,349  $     355,533
                                             ============== ==============
Income before extraordinary item
  allocated to General Partner               $      17,385  $       3,555
                                             ============== ==============
Income before extraordinary item
  allocated to Limited Partners              $   1,721,166  $     351,978
                                             ============== ==============
Income before extraordinary item
  per Limited Partnership Interest
  (82,697 issued and outstanding)            $       20.81  $        4.26
                                             ============== ==============
Extraordinary item allocated to
  General Partner                            $         418           None
                                             ============== ==============
Extraordinary item allocated to
  Limited Partners                           $      41,380           None
                                             ============== ==============
Extraordinary item per Limited
  Partnership Interest
  (82,697 issued and outstanding)            $        0.50           None
                                             ============== ==============
Net income allocated to
  General Partner                            $      17,803  $       3,555
                                             ============== ==============
Net income allocated to
  Limited Partners                           $   1,762,546  $     351,978
                                             ============== ==============
Net income per Limited
  Partnership Interest
  (82,697 issued and outstanding)            $       21.31  $        4.26
                                             ============== ==============
Distributions to Limited Partners            $     826,970           None
                                             ============== ==============
Distributions per Limited
  Partnership Interest                       $       10.00           None
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS 85-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
                   for the quarters ended June 30, 1995 and 1994
                                  (Unaudited)

                                                  1995           1994
                                             -------------- --------------
Income:
  Rental and service                         $   3,827,995  $   3,683,683
  Interest on short-term investments               103,450         42,972
                                             -------------- --------------
      Total income                               3,931,445      3,726,655
                                             -------------- --------------
Expenses:

  Interest on mortgage notes payable             1,247,669      1,212,614
  Depreciation                                     481,270        481,270
  Amortization of deferred expenses                 37,615         33,312
  Property operating                             1,135,139      1,167,565
  Real estate taxes                                251,404        243,256
  Property management fees                         186,189        185,642
  Administrative                                   137,907        168,602
  Participation in losses of
    joint ventures with affiliates                     432        125,239
                                             -------------- --------------
      Total expenses                             3,477,625      3,617,500
                                             -------------- --------------
Net income                                   $     453,820  $     109,155
                                             ============== ==============
Net income allocated to
  General Partner                            $       4,538  $       1,092
                                             ============== ==============
Net income allocated to
  Limited Partners                           $     449,282  $     108,063
                                             ============== ==============
Net income per Limited
  Partnership Interest
  (82,697 issued and outstanding)            $        5.43  $        1.31
                                             ============== ==============
Distribution to Limited Partners             $     413,485           None
                                             ============== ==============
Distribution per Limited
  Partnership Interest                       $        5.00           None
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS 85-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                  for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                  1995           1994
                                             -------------- --------------
Operating activities:
  Net income                                 $   1,780,349  $     355,533
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Gain on forgiveness of debt                  (41,798)
      Participation in income (losses)
       of joint ventures with affiliates          (733,561)       146,705
      Depreciation of properties                   962,539        962,539
      Amortization of deferred expenses             72,247         66,623
      Net change in:
        Accounts and accrued interest
          receivable                               (22,585)       369,967
        Other assets                              (338,869)      (312,624)
        Prepaid expenses                          (250,245)
        Accounts payable                            19,500         47,605
        Due to affiliates                          (65,857)       101,286
        Accrued liabilities                         73,974         59,799
        Security deposits                          (21,298)       (10,142)
                                             -------------- --------------
  Net cash provided by
    operating activities                         1,434,396      1,787,291
                                             -------------- --------------
Investing activities:
  Capital contributions to joint
    ventures with affiliates                       (15,749)        (5,445)
  Distributions from joint ventures
    with affiliates                                523,340         78,055
                                             -------------- --------------
  Net cash provided by
    investing activities                           507,591         72,610
                                             -------------- --------------
Financing activities:
  Distributions to Limited Partners               (826,970)
  Repayment of mortgage note payable            (7,786,649)
  Proceeds from issuance of
    mortgage note payable                        8,140,000
  Principal payments on
    mortgage notes payable                        (845,561)      (518,041)
  Refund of improvement escrow                      32,250
  Payment of deferred expenses                    (240,666)
  Funding of improvement escrows                  (369,000)
                                             -------------- --------------
  Net cash used in
    financing activities                        (1,896,596)      (518,041)
                                             -------------- --------------
Net change in cash and cash equivalents             45,391      1,341,860

Cash and cash equivalents at
  beginning of period                            6,475,393      3,129,791
                                             -------------- --------------
Cash and cash equivalents
  at end of period                           $   6,520,784  $   4,471,651
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable to unaffiliated parties of $2,489,388 and $2,420,217 and paid interest expense of $2,489,338 and $2,420,217, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                            Paid
                                     --------------------
                                     Six Months   Quarter     Payable
                                     ----------- ---------    --------
   Reimbursement of expenses to
     the General Partner, at cost      $157,060  $157,060      $9,556

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

5. Refinancing:

In May 1995, the Boulder Springs Apartments mortgage loan was refinanced. The interest rate decreased from 12.875% to 7.59%, the maturity date was extended from June 1995 to June 2002, and the monthly payment decreased from $90,457 to $57,419. A portion of the proceeds from the new $8,140,000 first mortgage loan was used to repay the existing first mortgage loan balance of $7,786,649.

6. Subsequent Event:

In July 1995, the Partnership made a distribution of $3,721,365 ($45.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $5.00 per Interest for the second quarter of 1995, a special distribution of $20.00 per Interest from Net Cash Receipts reserves, and a special distribution of $20.00 per Interest from Net Cash Proceeds reserves.

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

Operations
----------

Summary of Operations
---------------------

The Pinebrook Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate, was sold in February 1995. The Partnership recognized its share of the gain on sale which is the primary reason the Partnership generated higher net income in 1995 as compared to 1994. In addition, the Partnership had improved operations at certain of the Partnership's properties. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Increased rental and/or occupancy rates at four of the Partnership's seven remaining properties caused an increase in rental income for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. Cable access fees received at two properties also caused an increase in service income for the six months ended June 30, 1995 as compared to the same period in 1994.

The increase in cash flow from the Partnership's properties and the net proceeds received in connection with the refinancing of the underlying mortgage loan on Heather Ridge Apartments in 1994 caused the Partnership's cash balances to increase. This, together with higher interest rates, resulted in an increase in interest income on short-term investments during the six months and quarter ended June 30, 1995 when compared to the same periods in 1994.

Property operating expense decreased for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 due primarily to decreases in carpet replacement expenses at Boulder Springs and Forest Ridge-Phase I

Apartments and landscaping expenses at Boulder Springs, Heather Ridge and Templeton Park Apartments. This decrease was partially offset by increased repairs and maintenance and landscaping expenses at Timberlake Apartments.

Due to lower legal fees, administrative expenses decreased during the six months and quarter ended June 30, 1995 when compared to the same periods in 1994.

Pinebrook Apartments, in which the Partnership held a minority joint venture interest, was sold during February 1995. As a result of the gain recognized in connection with the sale, the Partnership recognized income from participation in joint ventures with affiliates during the six months ended June 30, 1995 as compared to a loss during the same period in 1994. In addition, the Partnership recognized a smaller loss from participation in joint ventures with affiliates for the quarter ended June 30, 1995 as compared to the same period in 1994 due to the sale of Pinebrook Apartments.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $41,798 in connection with a settlement reached with the seller of the Templeton Park Apartments.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased slightly as of June 30, 1995 as compared to December 31, 1994. The Partnership's cash flow provided by operating activities was generated primarily from the Partnership's properties, and was partially offset by the payment of administrative expenses. The Partnership received cash flow from investing activities which consisted of a net distribution from its joint ventures with affiliates which includes proceeds from the sale of the Pinebrook Apartments. Financing activities consisted of net proceeds received from the refinancing of the Boulder Springs Apartments mortgage loan which, along with a portion of the cash provided by operating and investing activities, were used for the payment of deferred expenses and funding of improvement escrows in connection with the refinancing. Cash was used in other financing activities for principal payments on mortgage notes payable and distributions to Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1995 and 1994, all seven of the Partnership's properties generated positive cash flow. Of the remaining two properties in which the Partnership holds minority joint venture interests, the North Hill Apartments generated positive cash flow during the six months ended June 30, 1995 and 1994. The Seabrook Apartments generated a marginal cash flow deficit during the six months ended June 30, 1995 and 1994 due to an increase in the interest rate of its mortgage note payable.

While the cash flow of certain of the Partnership's remaining properties has improved, the General Partner continues to pursue a number of actions aimed at further improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of June 30, 1995, the occupancy rates of the Partnership's properties ranged from 91% to 99%. Despite recent improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's successful efforts to obtain loan modifications, as well as refinancings of many existing loans with new lenders, the Partnership has no third party financing which matures prior to 1997.

In May 1995, the Boulder Springs mortgage loan was refinanced. Proceeds from the new loan of $8,140,000 were used to pay the existing loan of $7,786,649. See Note 5 of Notes to the Financial Statements for additional information.

The Pinebrook Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In February 1995, the joint venture sold the property in a cash sale for $6,140,000. From the proceeds, $5,058,226 was paid to the third party mortgage holders in satisfaction of the first, second and fourth mortgage loans. Additionally, $716,729 was paid in satisfaction of the third mortgage note payable to Pinebrook Limited Partnership, a separate joint venture consisting of the Partnership and the affiliate. Total proceeds received from this transaction were $871,599, of which $422,115 was the Partnership's share. See Note 4 of Notes to the Financial Statements for additional information.

In July 1995, the Partnership made a distribution of $3,721,365 ($45.00 per interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $5.00 per Interest for the second quarter of 1995, a special distribution of $20.00 per Interest from Net Cash Receipts reserves, and a special distribution of $20.00 per Interest from Net Cash Proceeds reserves. To date, including the July 1995 distribution, Limited Partners have received cumulative cash distributions of $60.00 per $1,000 Interest as well as certain tax benefits. Of this amount, $40.00 has been from Net Cash Receipts and $20.00 has been from Net Cash Proceeds. The General Partner expects to continue quarterly distributions to Limited Partners. However, the level of future distributions, if available, will depend on cash flow from the Partnership's remaining properties, the successful refinancing of certain mortgage loans and proceeds from future property sales, as to all of which there can be no assurances.

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

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                        By:   /s/Brian D. Parker
                              --------------------------------
                              Brian D. Parker
                              Senior Vice President, and Chief Financial
                              Officer (Principal Accounting and Financial
                              Officer) of Balcor Partners-XVI, the General
                              Partner


Date: August 10, 1995
      -------------------------