Form 10-Q
period 1995-09-30
BALCOR REALTY INVESTORS 85 SERIES I
filed 1995-11-14
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS
                                                1995           1994
                                           ------------- --------------
Cash and cash equivalents                  $  3,699,291  $   6,475,393
Accounts and accrued interest receivable         17,226         28,827
Other assets - principally escrow deposits    1,739,049      1,140,420
Prepaid expenses                                270,114
Deferred expenses, net of accumulated
  amortization of $327,165 in 1995
  and $213,273 in 1994                        1,069,228        973,153
                                           ------------- --------------
                                              6,794,908      8,617,793
                                           ------------- --------------
Investment in real estate, at cost:
  Land                                       12,380,326     12,380,326
  Buildings and improvements                 65,940,832     65,940,832
                                           ------------- --------------
                                             78,321,158     78,321,158
  Less accumulated depreciation              28,470,834     27,027,028
                                           ------------- --------------
Investment in real estate, net of
  accumulated depreciation                   49,850,324     51,294,130
                                           ------------- --------------
                                           $ 56,645,232  $  59,911,923
                                           ============= ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $    156,145  $     133,743
Due to affiliates                                25,092         75,413
Accrued liabilities, principally
  real estate taxes                             700,503        366,628
Security deposits                               264,055        288,084
Losses in excess of investments in joint
   ventures with affiliates                     366,655        553,742
Mortgage notes payable                       56,660,609     57,381,930
                                           ------------- --------------
     Total liabilities                       58,173,059     58,799,540

Partners' (deficit) capital (82,697
  Limited Partnership Interests issued
  and outstanding)                           (1,527,827)     1,112,383
                                           ------------- --------------
                                           $ 56,645,232  $  59,911,923
                                           ============= ==============


The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                1995           1994
                                           ------------- --------------
Income:
  Rental and service                       $ 11,511,463  $  11,181,947
  Interest on short-term investments            284,757        143,758
  Participation in income (losses) of joint
     ventures with affiliates                   711,278       (261,696)
                                           ------------- --------------
    Total income                             12,507,498     11,064,009
                                           ------------- --------------

Expenses:
  Interest on mortgage notes payable          3,632,583      3,717,168
  Depreciation                                1,443,806      1,443,806
  Amortization of deferred expenses             113,892        120,280
  Property operating                          3,716,683      3,730,718
  Real estate taxes                             752,918        727,330
  Property management fees                      568,637        555,102
  Administrative                                412,652        402,454
                                           ------------- --------------
    Total expenses                           10,641,171     10,696,858
                                           ------------- --------------
Income before extraordinary item              1,866,327        367,151
Extraordinary item:
  Gain on forgiveness of debt                    41,798
                                           ------------- --------------
Net income                                 $  1,908,125  $     367,151
                                           ============= ==============
Income before extraordinary item
  allocated to General Partner             $     18,663  $       3,672
                                           ============= ==============
Income before extraordinary item
  allocated to Limited Partners            $  1,847,664  $     363,479
                                           ============= ==============
Income before extraordinary item
  per Limited Partnership Interest
  (82,697 issued and outstanding)          $      22.34  $        4.40
                                           ============= ==============
Extraordinary item allocated to
  General Partner                          $        418           None
                                           ============= ==============
Extraordinary item allocated to
  Limited Partners                         $     41,380           None
                                           ============= ==============
Extraordinary item per Limited
  Partnership Interest
  (82,697 issued and outstanding)          $       0.50           None
                                           ============= ==============
Net income allocated to General Partner    $     19,081  $       3,672

                                           ============= ==============
Net income allocated to Limited Partners   $  1,889,044  $     363,479
                                           ============= ==============
Net income per Limited Partnership
  Interest (82,697 issued and outstanding) $      22.84  $        4.40
                                           ============= ==============
Distributions to Limited Partners          $  4,548,335           None
                                           ============= ==============
Distributions per Limited
  Partnership Interest                     $      55.00           None
                                           ============= ==============






The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                1995           1994
                                           ------------- --------------
Income:
  Rental and service                       $  3,885,192  $   3,849,277
  Interest on short-term investments             76,981         70,121
                                           ------------- --------------
    Total income                              3,962,173      3,919,398
                                           ------------- --------------

Expenses:
  Interest on mortgage notes payable          1,143,245      1,296,951
  Depreciation                                  481,267        481,267
  Amortization of deferred expenses              41,645         53,657
  Property operating                          1,557,467      1,433,705
  Real estate taxes                             251,058        244,332
  Property management fees                      196,216        189,979
  Administrative                                141,216         92,898
  Participation in losses of joint
     ventures with affiliates                    22,283        114,991
                                           ------------- --------------
    Total expenses                            3,834,397      3,907,780
                                           ------------- --------------
Net income                                 $    127,776  $      11,618
                                           ============= ==============
Net income allocated to General Partner    $      1,278  $         116
                                           ============= ==============
Net income allocated to Limited Partners   $    126,498  $      11,502
                                           ============= ==============
Net income per Limited Partnership
  Interest (82,697 issued and outstanding) $       1.53  $        0.14
                                           ============= ==============
Distribution to Limited Partners           $  3,721,365           None
                                           ============= ==============
Distribution per Limited
  Partnership Interest                     $      45.00           None
                                           ============= ==============









The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                1995           1994
                                           ------------- --------------
Operating activities:
  Net income                               $  1,908,125  $     367,151
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Gain on forgiveness of debt               (41,798)
      Participation in income (losses)
        of joint ventures with affiliates      (711,278)       261,696
      Depreciation of properties              1,443,806      1,443,806
      Amortization of deferred expenses         113,892        120,280
      Net change in:
      Accounts and accrued
        interest receivable                      11,601        404,972
      Other assets                             (319,307)      (289,727)
      Prepaid expenses                         (270,114)
      Accounts payable                           22,402         63,412
      Due to affiliates                         (50,321)        74,858
      Accrued liabilities                       333,875        304,131
      Security deposits                         (24,029)        (5,140)
                                           ------------- --------------
  Net cash provided by operating activities   2,416,854      2,745,439
                                           ------------- --------------

Investing activities:
  Capital contributions to joint
    ventures with affiliates                    (25,323)       (10,372)
  Distributions from joint ventures
    with affiliates                             549,514        109,456
                                           ------------- --------------
  Net cash provided by investing activities     524,191         99,084
                                           ------------- --------------
Financing activities:
  Distributions to Limited Partners          (4,548,335)
  Repayment of mortgage note payable         (7,786,649)   (10,563,000)
  Proceeds from issuance of mortgage
    notes payable                             8,140,000     12,890,000
  Principal payments on mortgage
    notes payable                            (1,032,874)      (687,008)
  Disbursements from improvement escrows         89,678
  Payment of deferred expenses                 (209,967)      (396,202)
  Funding of improvement escrows               (369,000)      (547,760)
                                           ------------- --------------
  Net cash used in or provided
    by financing activities                  (5,717,147)       696,030
                                           ------------- --------------
Net change in cash and cash equivalents      (2,776,102)     3,540,553
Cash and cash equivalents at beginning
  of period                                   6,475,393      3,129,791
                                           ------------- --------------

Cash and cash equivalents at end of period $  3,699,291  $   6,670,344
                                           ============= ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable to unaffiliated parties of $3,632,583 and $3,717,168.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                             Paid
                                    -----------------------
                                    Nine Months   Quarter    Payable
                                    ------------  ---------  --------
   Reimbursement of expenses to
     the General Partner, at cost       $182,359    $25,299   $25,092



4. Investment in Joint Venture With Affiliate:

Pinebrook Apartments was acquired by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 48.43% and 51.57%, respectively. In February 1995, the joint venture sold the property for a sale price of $6,140,000. From the proceeds of the sale, $5,058,226 was paid to third party mortgage holders in satisfaction of the first, second and fourth mortgage loans, as well as a brokerage commission and other closing costs. The joint venture recognized a gain of $1,814,970 from the sale of this property, of which $780,279 was the Partnership's share. Total proceeds received from the sale of this property were $871,599, of which $422,115 was the Partnership's share. The Partnership's share of the gain is included in "Participation in income of joint ventures with affiliates" and is partially offset by the Partnership's share of operating losses through the sale date.

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

6. Subsequent Event:

In October 1995, the Partnership made a distribution of $1,860,683 ($22.50 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $7.50 per Interest for the third quarter of 1995, a special distribution of $6.00 per Interest from Net Cash Receipts reserves, and a special distribution of $9.00 per Interest from Net Cash Proceeds reserves.

                         BALCOR REALTY INVESTORS 85-SERIES I
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                        MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $82,697,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. During 1995, the Partnership sold one of its minority joint venture interests, and, in prior years, sold two of the properties and relinquished one of the properties through foreclosure. The Partnership continues to operate the remaining seven real property investments and two minority joint venture interests.

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

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to both the quarter and nine months ended September 30, 1995 and 1994.

Interest income on short-term investments increased in 1995 as compared to 1994 due to higher average cash balances and an increase in interest rates earned on short-term investments.

Interest on mortgage notes payable decreased for the quarter ended September 30, 1995 when compared to the same period in 1994 due to the May 1995 refinancing of the Boulder Springs Apartments mortgage loan.

Due to increased third party professional fees, administrative expenses increased during the quarter ended September 30, 1995 when compared to the same period in 1994.

Pinebrook Apartments, in which the Partnership held a minority joint venture interest, was sold during February 1995. As a result of the gain recognized in connection with the sale, the Partnership recognized income from participation in joint ventures with affiliates during the nine months ended September 30, 1995 as compared to a loss during the same period in 1994. In addition, the Partnership recognized a smaller loss from participation in joint ventures with affiliates for the quarter ended September 30, 1995 as compared to the same period in 1994 due to the sale of Pinebrook Apartments which had been operating at a loss.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $41,798 in connection with a settlement reached with the seller of the Templeton Park Apartments.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of September 30, 1995 when compared to December 31, 1994, primarily due to a special distribution paid to the Limited Partners in July 1995.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, all seven of the Partnership's remaining properties generated positive cash flow. Of the remaining two properties in which the Partnership holds minority joint venture interests, North Hill Apartments generated positive cash flow while Seabrook Apartments generated a marginal cash flow deficit during the nine months ended September 30, 1995 and 1994. Pinebrook Apartments, in which the Partnership held a minority joint venture interest, was sold in February 1995 and generated a marginal cash flow deficit in both 1995 and 1994.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving operating performance and seeking rent increases where market conditions allow. As of September 30, 1995, the occupancy rates of the Partnership's properties ranged from 95% to 99%. Despite improvements during 1994 and 1995 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

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

In October 1995, the Partnership made a distribution of $1,860,683 ($22.50 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $7.50 per Interest for the third quarter of 1995, a special distribution of $6.00 per Interest from Net Cash Receipts reserves, and a special distribution of $9.00 per Interest from Net Cash Proceeds reserves. The quarterly distribution level increased compared to the second quarter of 1995 due to improved operations at the Partnership's properties. Including the October 1995 distribution, Limited Partners have received cumulative cash distributions of $82.50 per $1,000 Interest as well as certain tax benefits. Of this amount, $53.50 has been from Net Cash Receipts and $29.00 has been from Net Cash Proceeds. The General Partner expects to continue quarterly distributions to Limited Partners. However, the level of future distributions, if available, will depend on cash flow from the Partnership's remaining properties and proceeds from future property sales, as to both of which there can be no assurances.

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

                    BALCOR REALTY INVESTORS 85-SERIES I
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                        PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) The Subscription Agreement as set forth as Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated November 29, 1984 (Registration No. 2-92777) and Form of Confirmation regarding Interests in the Partnership as set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995 (Commission File No. 0-14353) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1995.

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


Date: November 13, 1995
      -------------------------