Form 10-K
period 1995-12-31
BALCOR REALTY INVESTORS 85 SERIES I
filed 1996-03-29
CIK 751341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-14353
                       -------

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3244978
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Rd.
Bannockburn, IL                                             60015
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   ---------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
----------------

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

The Registrant utilized the net offering proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. The Registrant has disposed of three of these properties in prior years and disposed of one of the properties in which it held a minority joint venture interest during 1995 and one during February 1996. The seven properties and two minority joint venture interests held at December 31, 1995 are described under Item 2. Properties. The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The General Partner had previously advised the Limited Partners that its strategy was to sell the Registrant's remaining assets over the next three to four years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of the Registrant as described below and based upon the similar results of such activities by various other partnerships affiliated with the Registrant. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the re-entry of REITs into the acquisition market. Since November 1995, the Registrant has sold one of its properties in which it held a minority joint venture interest. Of its remaining properties, the General Partner (i) has entered into a contract to sell one of the properties; (ii) is actively marketing one of the properties in which it holds a minority joint venture interest for sale; and (iii) if the market remains favorable, intends to begin actively marketing more of the remaining properties for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Registrant's liquidation strategy may be accelerated.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") in November 1995. The tender offer was made by Walton Street Capital Acquisition Co. L.L.C. ("Walton Street"). Walton Street stated that their primary motive in making the offer was to make a profit from the purchase of the interests. Walton Street acquired 3.82% of the total interests outstanding in the Registrant and assigned the interests to its affiliate, WIG 85. The Registrant incurred administrative costs in responding to the tender offer.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") on March 11, 1996. The tender offer was made by Metropolitan Acquisition VII, L.L.C. ("Metropolitan"). Metropolitan is an affiliate of Insignia Financial Group, Inc., which provides property management services to all of the Registrant's properties. Metropolitan stated that their primary motive in making the offer is to make a profit from the purchase of the interests. Metropolitan is seeking to acquire up to 30% of the total interests outstanding in the Registrant. The Registrant will incur administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what the impact of this tender offer or any future tender offers will have on the operations or management of the Registrant.

During 1995, the Registrant completed the refinancing of the mortgage loan secured by the Boulder Springs Apartments. See Note 4 of Notes to Financial Statements for additional information.

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

Other Information
-----------------

In 1984, Seabrook Apartments, Orange County, Florida, was acquired by a limited partnership (the "Joint Venture") in which the Registrant and two affiliates of the Registrant (the "Affiliates") held effective ownership interests of approximately 15.43% and 84.57%, respectively. The Registrant contributed $492,480 and the Affiliates contributed $2,700,000 from their respective offering proceeds towards the purchase of the property. The property was acquired subject to first mortgage financing of $5,950,000.

On February 20, 1996, the Joint Venture sold the property to an unaffiliated party, United Dominion Realty Trust, Inc., a Virginia corporation, for a sale price of $5,915,000. From the proceeds of the sale, the Joint Venture paid the outstanding balance of the first mortgage loan collateralized by the property of $5,081,898, a brokerage commission of $147,875 to an unaffiliated party, closing and other sale costs of $42,642 and will receive the remaining proceeds of approximately $640,000. Pursuant to the terms of the sale, $250,000 of the proceeds will be held by the Joint Venture until August 1996. The Registrant's share of the total proceeds will be approximately $100,000. The General Partner was reimbursed by the Registrant for its actual expenses incurred in connection with the sale.

In 1985, the Registrant acquired the Willow Bend Apartments, St. Louis, Missouri, utilizing approximately $3,924,720 in offering proceeds. The property was acquired subject to first mortgage financing of approximately $7,000,000.

On February 22, 1996, the Registrant contracted to sell the property for a sale price of $9,985,000 to unaffiliated parties, Mary Camenzind Boland Revocable Trust and John Hazzard Camenzind Trust (together, the "Purchaser"). The Purchaser has deposited $200,000 into an escrow account as earnest money. The remaining $9,785,000 of the sale price will be paid in cash by the Purchaser at closing, scheduled to be held on March 29, 1996. From the proceeds of the sale, the Registrant will pay to an unaffiliated party a brokerage commission of $199,700 and to the holder of the first mortgage loan the outstanding balance of the loan, expected to be approximately $5,794,000 at closing. The General Partner will be reimbursed by the Registrant for actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Item 2. Properties
------------------

As of December 31, 1995, the Registrant owned the seven properties described below:

Location                     Description of Property
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

The Registrant also held minority joint venture interests in North Hill Apartments, DeKalb County, Georgia; and Seabrook Apartments, Orange County, Florida. Seabrook Apartments was sold in February 1996. See Note 6 of Notes to Financial Statements for additional information.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3.  Legal Proceedings
--------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding distributions see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 7,701.

Item 6. Selected Financial Data
-------------------------------

                                     Year ended December 31,
                   ----------------------------------------------------------
                       1995       1994        1993       1992        1991
                   ---------- ----------- ----------- ----------- -----------


Total income       $16,503,016 $14,888,075 $15,484,410 $17,331,431 $16,137,937
Income (loss)
  before gains
  on sales of
  assets and
  extraordinary
  items              2,142,234     529,539    (465,069) (1,653,732) (2,904,684)
Net income (loss)    2,142,234     663,204   7,210,490  (1,653,732) (2,904,684)
Net income (loss)
 per Limited
 Partnership
 Interest                25.65        7.94       86.32      (19.80)    (34.77)
Total assets        54,596,297  59,911,923  58,158,518  75,012,096  76,644,481
Mortgage notes
  payable           56,466,198  57,381,930  55,919,126  79,230,302  79,520,953
Distributions per
  Limited Partner-
  ship Interest (A)      77.50        5.00        None        None        None

(A) These amounts include a distribution of original capital of $29 per Limited Partnership Interest for 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

The Pinebrook Apartments, which was owned by a joint venture consisting of Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") and an affiliate, was sold in 1995. The Partnership recognized its share of the gain on sale which is the primary reason the Partnership generated higher net income in 1995 as compared to 1994. In addition, during 1995 certain of the Partnership's properties had improved operations. As a result of the foreclosure of Suncrest Village Apartments and sale of Sahara Palms Apartments in 1993, the Partnership recognized gains which resulted in significantly higher net income in 1993 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Increased rental rates during 1995 at most of the Partnership's properties resulted in increased rental and service income.

Interest income on short-term investments increased in 1995 as compared to 1994 due to an increase in interest rates earned on short-term investments.

Pinebrook Apartments, in which the Partnership held a minority joint venture interest, was sold during February 1995. As a result of the gain recognized in connection with the sale, the Partnership recognized income from participation in joint ventures with affiliates during 1995 as compared to a loss in 1994.

The Partnership incurred legal, consulting, printing and postage costs in connection with a tender offer during the fourth quarter of 1995. As a result, administrative expenses increased during 1995 as compared to 1994.

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

1994 Compared to 1993
---------------------
As a result of the Suncrest Village Apartments foreclosure in May 1993 and the Sahara Palms Apartments sale in July 1993, rental and service income, interest expense, depreciation expense, property operating expense, real estate taxes and property management fees decreased during 1994 as compared to 1993.

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

Participation in loss of joint ventures with affiliates increased in 1994 as compared to 1993 due to increased interest expense on the Pinebrook Apartments mortgage loan.

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

Property operating expense decreased during 1994 as compared to 1993 due to the 1993 property dispositions and maintenance and repairs expense incurred in 1993 at the Forestwood Apartments for which the Partnership received an insurance reimbursement in 1994. However, increases in carpet replacement at Forest Ridge
- Phase I, Forestwood, Timberlake - Phase I and Willowbend apartment complexes as well as higher insurance expense at all of the Partnership's properties partially offset the decrease for 1994 as compared to 1993.

As a result of the sale of Sahara Palms Apartments in July 1993 and the relinquishment of title through foreclosure of Suncrest Village Apartments in May 1993, the Partnership recognized a gain on sale of property of $4,194,237 in 1993 and extraordinary gain on foreclosure of property of $3,118,578 in 1993, respectively.

In October 1993, the Partnership completed the refinancing of the Timberlake - Phase I first mortgage loan, and obtained a new first mortgage loan from an unaffiliated lender. The Partnership received a $362,744 discount from the previous lender for prepayment of the mortgage note and consequently recognized an extraordinary gain on debt forgiveness in 1993.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership significantly decreased as of December 31, 1995 when compared to December 31, 1994, primarily due to special distributions paid to the Limited Partners in 1995. The Partnership's cash flow provided by operating activities was generated primarily from the Partnership's properties, and was partially offset by the payment of administrative expenses. The

Partnership's net cash provided by investing activities consisted of a net distribution from joint ventures with affiliates, comprised primarily of the net proceeds received from the sale of the Pinebrook Apartments in which the Partnership held a minority joint venture interest. Financing activities consisted of distributions to Limited Partners, net proceeds from the refinancing of the underlying mortgage loan on the Boulder Apartments, payment of deferred expenses and funding of improvement escrows in connection with the refinancing and principal payments on mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, all seven of the Partnership's properties generated positive cash flow. Of the remaining two properties in which the Partnership holds minority joint venture interests, North Hill Apartments generated positive cash flow while Seabrook Apartments generated a marginal cash flow deficit during 1995 and 1994. Pinebrook Apartments, in which the Partnership held a minority joint venture interest, was sold in February 1995 and generated a marginal cash flow deficit in both 1995 and 1994. As of December 31, 1995, the occupancy rates of the Partnership's properties ranged from 92% to 99%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving operating performance and seeking rent increases where market conditions allow.

The General Partner had previously advised the Limited Partners that its strategy was to sell the Partnership's remaining assets over the next three to four years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of the Partnership as described below and based upon the similar results of such activities by various other partnerships affiliated with the Partnership. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the re-entry of REITs into the acquisition market. Since November 1995, the Partnership has sold one of its properties in which it held a minority joint venture interest. Of its remaining properties, the General Partner (i) has entered into a contract to sell one of the properties; (ii) is actively marketing one of the properties in which it holds a minority joint venture interest for sale; and (iii) if the market remains favorable, intends to begin actively marketing more of the remaining properties for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 4 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, and other items related to each of these mortgage loans. No mortgage loan financing matures during 1996. During 1997, approximately $5,714,000 of mortgage loan financing collateralized by the Willow Bend Apartments matures. The Partnership has a contract to sell the Willow Bend Apartments with a scheduled closing date of March 29, 1996.

In May 1995, the Boulder Springs mortgage loan was refinanced. Proceeds from the new loan of $8,140,000 were used to repay the existing loan of $7,786,649. See Note 4 of Notes to the Financial Statements for additional information.

The Pinebrook Apartments was owned by a joint venture consisting of the Partnership and an affiliate ("Joint Venture") . In February 1995, the Joint Venture sold the property in an all cash sale for $6,140,000. From the proceeds, $5,058,226 was paid to the third party mortgage holders in satisfaction of the first, second and fourth mortgage loans. Additionally, $716,729 was paid in satisfaction of the third mortgage note payable to Pinebrook Limited Partnership, a separate joint venture consisting of the Partnership and the affiliate. Total proceeds received from this transaction were $871,599, of which $422,115 was the Partnership's share. See Note 4 of Notes to the Financial Statements for additional information.

The Seabrook Apartments was owned by a joint venture ("Joint Venture") consisting of the Partnership and two affiliates. In February 1996, the Joint Venture sold the Seabrook Apartments in an all cash sale for $5,915,000. From the proceeds, the Joint Venture paid the outstanding balance of the first mortgage loan collateralized by the property of $5,081,898. Total proceeds received from the sale were approximately $640,000, of which the Partnership's share was approximately $100,000. See Note 12 of Notes to Financial Statements and Item 1. Business for additional information.

In January 1996, the Partnership made a distribution of $620,228 ($7.50 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution for the fourth quarter of 1995. The Partnership commenced distributions in the fourth quarter of 1994 and made four distributions totaling $77.50 per Interest during 1995 and one distribution of $5.00 during 1994. Distributions were comprised of $48.50 and $5.00 of Net Cash Receipts during 1995 and 1994, respectively, and $29 of Net Cash Proceeds during 1995. Including the January 1996 distribution, Limited Partners have received cumulative cash distributions of $90.00 per $1,000 Interest as well as certain tax benefits. Of this amount, $61.00 has been from Net Cash Receipts and $29.00 has been from Net Cash Proceeds. The General Partner expects to continue quarterly distributions to Limited Partners. However, the level of future distributions, if available, will depend on cash flow from the Partnership's remaining properties and proceeds from future property sales, as to both of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:


                        December 31, 1995          December 31, 1994
                    -------------------------    -------------------------
                      Financial        Tax        Financial        Tax
                      Statements     Returns     Statements      Returns
                    -------------   ---------    -----------  ------------
Total assets          $54,596,297 $42,014,617    $59,911,923   $48,360,939
Partners' capital
  (deficit) accounts:
    General Partner      (694,758) (1,502,386)      (716,180)   (1,589,662)
    Limited Partners   (2,459,643)(16,080,496)     1,828,563   (11,454,275)
Net income (loss):
  General Partner          21,422      87,276          6,632       (32,039)
  Limited Partners      2,120,812   1,782,797        656,572    (1,293,926)
Per Limited Part-
  nership Interest          25.65       21.56           7.94        (15.65)


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVI, its General Partner, has either a Board of Directors or a Board of Advisors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:


            TITLE                            OFFICERS
            -----                            --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 8 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
------------------------------------------------------------------------

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

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended December 31, 1995.

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

Date: March 28, 1996
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Title                        Date
----------------------   ------------------------------     ---------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-
/s/Thomas E. Meador      XVI, the General Partner           March 28, 1996
--------------------                                        ---------------
  Thomas E. Meador

                         Senior Vice President, and
                         Chief Financial Officer
                         (Principal Accounting
                         and Financial Officer) of
                         Balcor Partners-XVI, the
                         General Partner
 /s/Brian D. Parker                                         March 28, 1996
--------------------                                        ---------------
    Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors 85-Series I
A Real Estate Limited Partnership:

We have audited the financial statements and the financial statement schedule of Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series I A Real Estate Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March  23, 1996

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                  1995            1994
                                               -----------     -----------
Cash and cash equivalents                    $  2,369,231    $  6,475,393
Accounts and accrued interest receivable           19,630          28,827
Escrow deposits                                 1,652,919       1,140,420
Prepaid expenses                                  158,090
Deferred expenses, net of accumulated
  amortization of $302,544 in 1995
  and $213,273 in 1994                          1,027,098         973,153
                                             -------------   -------------
                                                5,226,968       8,617,793
                                             -------------   -------------
Investment in real estate:
  Land                                         12,380,326      12,380,326
  Buildings and improvements                   65,940,832      65,940,832
                                             -------------   -------------
                                               78,321,158      78,321,158
  Less accumulated depreciation                28,951,829      27,027,028
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     49,369,329      51,294,130
                                             -------------   -------------
                                             $ 54,596,297    $ 59,911,923
                                             =============   =============

                  LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Accounts payable                             $    218,237    $    133,743
Due to affiliates                                  24,501          75,413
Accrued liabilities, principally
  real estate taxes                               330,103         366,628
Security deposits                                 262,183         288,084
Losses in excess of investments in joint
   ventures with affiliates                       449,476         553,742
Mortgage notes payable                         56,466,198      57,381,930
                                             -------------   -------------
     Total liabilities                         57,750,698      58,799,540
                                             -------------   -------------
Limited Partners' (deficit) capital
  (82,697 Interests issued and outstanding)    (2,459,643)      1,828,563

General Partner's deficit                        (694,758)       (716,180)
                                             -------------   -------------
     Total partners' (deficit) capital         (3,154,401)      1,112,383
                                             -------------   -------------
                                             $ 54,596,297    $ 59,911,923
                                             =============   =============
The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                  STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
             for the years ended December 31, 1995, 1994 and 1993


                                   Partners' (Deficit) Capital Accounts
                                -------------- ------------- -------------
                                                  General       Limited
                                     Total        Partner       Partners
                                -------------- ------------- -------------

Balance at December 31, 1992    $  (6,347,826) $   (794,917) $ (5,552,909)

Net income for the year
   ended December 31, 1993          7,210,490        72,105     7,138,385
                                -------------- ------------- -------------
Balance at December 31, 1993          862,664      (722,812)    1,585,476

Cash distributions (A)               (413,485)                   (413,485)

Net income for the year
   ended December 31, 1994            663,204         6,632       656,572
                                -------------- ------------- -------------
Balance at December 31, 1994        1,112,383      (716,180)    1,828,563

Cash distributions (A)             (6,409,018)                 (6,409,018)

Net income for the year
   ended December 31, 1995          2,142,234        21,422     2,120,812
                                -------------- ------------- -------------
Balance at December 31, 1995    $  (3,154,401) $   (694,758) $ (2,459,643)
                                ============== ============= =============


(A) Summary of cash distributions per Interest:

                                         1995          1994       1993
                                -------------- ------------- -------------
                 First Quarter  $        5.00          None         None
                 Second Quarter          5.00          None         None
                 Third Quarter          45.00          None         None
                 Fourth Quarter         22.50  $       5.00         None

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                     1995          1994          1993
                                --------------  ------------  ------------
Income:
  Rental and service            $  15,525,153  $ 14,972,425  $ 15,565,175
  Interest on short-term
    investments                       325,145       233,282       113,266
  Participation in income
    (losses) of joint ventures
    with affiliates before
    extraordinary item                652,718      (317,632)     (194,031)
                                -------------- ------------- -------------
    Total income                   16,503,016    14,888,075    15,484,410
                                -------------- ------------- -------------
Expenses:
  Interest on mortgage
    notes payable                   4,768,731     4,969,653     5,853,947
  Depreciation                      1,924,801     1,925,074     2,216,451
  Amortization of deferred
    expenses                          156,022       154,912        96,490
  Property operating                5,179,036     4,985,291     5,371,265
  Real estate taxes                   923,313       991,624     1,051,338
  Property management fees            765,223       747,795       778,849
  Administrative                      643,656       584,187       581,139
                                -------------- ------------- -------------
    Total expenses                 14,360,782    14,358,536    15,949,479
                                -------------- ------------- -------------
Income (loss) before gain on
  sale of property and
  extraordinary items               2,142,234       529,539      (465,069)
Gain on sale of property                                        4,194,237
                                -------------- ------------- -------------
Income before
  extraordinary items               2,142,234       529,539     3,729,168
                                -------------- ------------- -------------
Extraordinary items:
  Gain on forgiveness of debt                                     362,744
  Gain on foreclosure of property                               3,118,578
  Participation in gain on
    forgiveness of debt from
    joint venture with
    an affiliate                                    133,665
                                               ------------- -------------
    Total extraordinary items                       133,665     3,481,322
                                -------------- ------------- -------------
Net income                      $   2,142,234  $    663,204  $  7,210,490
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993
                                  (Continued)

                                     1995          1994          1993
                                -------------- ------------- -------------
Income before extraordinary items
  allocated to General Partner  $      21,422  $      5,295  $     37,292
                                ============== ============= =============
Income before extraordinary items
  allocated to Limited Partners $   2,120,812  $    524,244  $  3,691,876
                                ============== ============= =============
Income before extraordinary items
  per Limited Partnership
  Interest (82,697 issued
  and outstanding)              $       25.65  $       6.34  $      44.64
                                ============== ============= =============
Extraordinary items allocated to
  General Partner                        NONE  $      1,337  $     34,813
                                ============== ============= =============
Extraordinary items allocated to
  Limited Partners                       NONE  $    132,328  $  3,446,509
                                ============== ============= =============
Extraordinary items per Limited
  Partnership Interest
  (82,697 issued and
  outstanding)                           NONE  $       1.60  $      41.68
                                ============== ============= =============
Net income allocated to
  General Partner               $      21,422  $      6,632  $     72,105
                                ============== ============= =============
Net income allocated to
  Limited Partners              $   2,120,812  $    656,572  $  7,138,385
                                ============== ============= =============
Net income per Limited
  Partnership Interest (82,697
  issued and outstanding)       $       25.65  $       7.94  $      86.32
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                     1995          1994          1993
                                -------------- ------------- -------------
Operating activities:
  Net income                    $   2,142,234  $    663,204  $  7,210,490
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Gain on forgiveness
        of debt                                                  (362,744)
      Gain on foreclosure
        of property                                            (3,118,578)
      Gain on sale of property                                 (4,194,237)
      Participation in (income)
        losses of joint
        ventures with
        affiliates before
        extraordinary item           (652,718)      317,632       194,031
      Participation in gain on
        forgiveness of debt
        from joint venture
        with an affiliate                          (133,665)
      Depreciation of
        properties                  1,924,801     1,925,074     2,216,451
      Amortization of deferred
        expenses                      156,022       154,912        96,490
      Net change in:
      Accounts and accrued
        interest receivable             9,197       426,996      (203,405)
      Escrow deposits                (233,177)       29,178      (360,225)
      Prepaid expenses               (158,090)
      Accounts payable                 84,494        29,230      (244,111)
      Due to affiliates               (50,912)       (4,149)       (4,061)
      Accrued liabilities             (36,525)       (2,758)     (494,386)
      Security deposits               (25,901)      (11,015)      (78,091)
                                -------------- ------------- -------------
  Net cash provided by
    operating activities            3,159,425     3,394,639       657,624
                                -------------- ------------- -------------
Investing activities:
  Capital contributions
    to joint ventures
    with affiliates                   (42,706)     (280,003)      (49,751)
  Distributions from joint
    ventures with affiliates          591,158       125,610        91,904
  Improvements to properties                                     (118,767)
  Proceeds from sale of
    real estate                                                13,200,000
  Payment of selling costs                                        (99,559)
                                -------------- ------------- -------------
  Net cash provided by or used
    in investing activities           548,452      (154,393)   13,023,827
                                -------------- ------------- -------------

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993
                                  (Continued)

                                     1995          1994          1993
                                -------------- ------------- -------------
Financing activities:
  Distributions to
    Limited Partners               (6,409,018)     (413,485)
  Repayment of mortgage
    note payable                   (7,786,649)  (10,563,000)  (29,604,431)
  Proceeds from issuance of
    mortgage notes payable          8,140,000    12,890,000    17,600,000
  Principal payments on
    mortgage notes payable         (1,269,083)     (864,196)     (465,471)
  Disbursements from
    improvement escrows                89,678
  Payment of deferred expenses       (209,967)     (396,203)     (684,351)
  Funding of improvement
    escrows                          (369,000)     (547,760)
                                -------------- ------------- -------------
  Net cash used in or provided
    by financing activities        (7,814,039)      105,356   (13,154,253)
                                -------------- ------------- -------------
Net change in cash and
  cash equivalents                 (4,106,162)    3,345,602       527,198
Cash and cash equivalents at
  beginning of period               6,475,393     3,129,791     2,602,593
                                -------------- ------------- -------------
Cash and cash equivalents
  at end of period              $   2,369,231  $  6,475,393  $  3,129,791
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1.       Nature of the Partnership's Business:

Balcor Realty Investors 85-Series I A Real Estate Limited Partnership is engaged principally in the operation of residential real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements             30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

Interest incurred while properties were under construction was capitalized.

When properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Investment in joint ventures with affiliates represents the Partnership's 25% and 15.4% interests in the North Hill Apartments and Seabrook Apartments, respectively at December 31, 1995 and also included a 48.4% interest in Pinebrook Apartments at December 31, 1994, all of which are recorded under the equity method of accounting. Under this method, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss. Depreciation recognized in connection with the ownership of real estate by the joint ventures has resulted in the Partnership's share of cumulative losses exceeding the net amounts invested in the joint ventures. This has resulted in the classification of the investment as "Losses in excess of investments in joint ventures with affiliates" in the accompanying financial statements.

(e) Deferred expenses consist of loan modification and financing fees which are amortized over the terms of the respective agreements.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(g) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(h) Cash and cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less when purchased.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore no provision for income taxes is made in the financial statements of the Partnership.

(j) A reclassification has been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:

                   Carrying    Carrying Current Final
Property           Amount of   Amount of  Inter- Matur- Current  Estimated
Pledged as          Notes at   Notes at    est   ity    Monthly  Balloon
Collateral          12/31/95   12/31/94   Rate  Date    Payment  Payment
--------------     ---------- ---------- ------ ------  -------- ----------
Apartment Complexes:
Boulder Springs(A) $8,097,672 $7,813,574   7.590% 2002   $57,419 $7,485,000
Forest Ridge
 Phase I (B)        7,613,575  7,668,517   8.963% 2001    61,671  7,206,000
Forestwood          5,790,811  5,836,145   9.130% 2001    48,026  5,465,000
Heather Ridge (C)   5,174,909  5,212,157   8.950% 2001    41,653  4,872,000
Templeton Park (D) 12,512,165 13,385,348   6.381% 2016    97,701       None
Timberlake Phase I 11,467,036 11,579,411   7.750% 2003    83,820 10,210,000
Willow Bend         5,810,030  5,886,778   9.500% 1997    53,230  5,714,000
                   ---------- ----------

Total             $56,466,198$57,381,930
                  =========== ==========

(A) In May 1995, this loan was refinanced. The interest rate decreased from 12.875% to 7.59%, the maturity date was extended from June 1995 to June 2002, and the monthly payment decreased from $90,457 to $57,419. A portion of the proceeds from the new $8,140,000 first mortgage loan was used to repay the existing first mortgage loan balance of $7,786,649.

(B) In July 1994, this loan was refinanced. The interest rate decreased from 9.025% to 8.963%, the maturity date was extended from November 1994 to August 2001 and the monthly payments increased from $50,698 to $61,671. A portion of the proceeds from the new $7,690,000 first mortgage loan was used to repay the existing first mortgage loan of $6,741,000.

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

During 1995, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable to unaffiliated parties of $4,768,731, $4,969,653 and $5,853,947 and paid interest expense of $4,768,731, $4,969,653 and $6,213,241, respectively.

The Partnership's loans described above all require current monthly payments of principal and interest.

Real estate with an aggregate carrying value of $49,369,329 at December 31, 1995 was pledged as collateral for repayment of mortgage loans.

Five-year scheduled maturities of the mortgage notes payable are approximately as follows:

                         1996           $  830,000
                         1997            6,503,000
                         1998              887,000
                         1999              875,000
                         2000              982,000

5. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are managed by a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

6. Investment in Joint Ventures with Affiliates:

The Partnership owned a 48.4% joint venture interest in Pinebrook Apartments which was sold in February 1995. As of December 31, 1995, the Partnership owns 25% and 15.4% joint venture interests in North Hill Apartments and Seabrook Apartments, respectively. The joint venturers are affiliates of the Partnership with investment objectives similar to those of the Partnership. During 1995 and 1993, the Partnership received net capital distributions of $548,452 and $42,153, respectively and during 1994, the Partnership made net capital contributions of $154,393.

Seabrook Apartments was acquired by a joint venture ("Joint Venture") consisting of the Partnership and two affiliates. In February 1996, the Joint Venture sold the property for a sale price of $5,915,000. See Note 12. for additional information.

Pinebrook Apartments was acquired by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the Joint Venture of 48.43% and 51.57%, respectively. In February 1995, the Joint Venture sold the property for a sale price of $6,140,000. From the proceeds of the sale, the Joint

Venture paid $5,058,226 to the third party mortgage holders in full satisfaction of the outstanding amount of the first, second and fourth mortgage loans, as well as a brokerage commission and other closing costs. Additionally, the Joint Venture paid approximately $716,729 to Pinebrook Limited Partnership in full satisfaction of the outstanding amount of its loan. The Joint Venture recognized a gain of $1,814,970 in 1995 of which $780,279 is the Partnership's share. The Partnership's share of the gain is included in "Participation in income of joint ventures with affiliates" and is partially offset by the Partnership's share of operating losses through the sale date. The Joint Venture received total proceeds of $871,599 from this transaction of which $422,115 was the Partnership's share.

North Hill Apartments is owned by a joint venture ("Joint Venture") in which the Partnership and an affiliate have participating percentages of 25% and 75%, respectively. The $18,700,000 tax-exempt bond issue which funded the first mortgage financing collateralized by the property was in technical default due to the insolvency of the guarantor of the bonds. In April 1993, the Joint Venture and the trustee for the bondholders entered into an agreement in which the loan was modified and the trustee agreed to forebear from commencing foreclosure proceedings while the Joint Venture sought alternate financing. In December 1994, the bonds which funded the previous North Hill Apartments mortgage loan were refinanced. The interest rate increased from 6.75% to 8.09% and the maturity date was extended from December 1994 to December 2024. As a condition of the new agreement, on January 1, 2005, at the discretion of both the Joint Venture and the lender, the bonds will either be repaid or remarketed. Under the terms of the new loan, monthly payments increased from $105,188 to $124,920. The Joint Venture repaid the existing mortgage loan of $18,700,000 with proceeds from the new mortgage loan of $16,795,600, which was net of a discount of $84,400, proceeds of a $1,350,000 note to an unaffiliated party, and Joint Venture cash reserves, which included amounts previously held in escrow by the trustee which were refunded to the Joint Venture in conjunction with the refinancing. See Note 10 of Notes to Financial Statements.

The $1,350,000 note to an unaffiliated party is non-interest bearing, is not collateralized by the property, and will be repaid only to the extent net sales proceeds exceed a certain predetermined level.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax return due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1995 in the financial statements is $272,161 more than the tax income of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees     None    None $738,965    None $790,418 $59,512
Reimbursement of
  expenses to General
  Partner at cost:
   Accounting             $43,360  $2,930   61,640  25,026   58,782   4,865
   Data processing         30,442   3,365   53,294  10,763   32,212   6,338
   Investor
     communications         6,695    None   20,271   8,230   18,986   1,571
   Legal                   21,029   2,121   12,118   4,920    9,444     782
   Other                    9,920     167   15,653   6,355   19,649   1,626
   Portfolio management   118,040  15,918   49,554  20,119   59,473   4,868

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program, however, the General Partner is reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $105,794, $146,555 and $98,035 in 1995, 1994 and 1993, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all seven of the Partnership's properties until the affiliate was sold to a third party in November 1994.

9. Property Sale:

During 1993, the Partnership sold the Sahara Palms Apartments for an all cash sale price of $13,200,000. From the proceeds of the sale, the Partnership paid $12,356,625 in full satisfaction of the property's mortgage loans. The basis of the property was $8,906,204, net of accumulated depreciation of $4,134,055, and the Partnership recognized a gain on the sale of the property of $4,194,237.

10. Extraordinary Items:

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

11. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

12. Subsequent Events:

(a) In January 1996, the Partnership made a distribution of $620,228 ($7.50 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1995.

(b) In February 1996, the Partnership and an affiliate of the Partnership (together the "Joint Venture") sold the Seabrook Apartments for a sale price of $5,915,000. The Partnership and the affiliate held effective ownership interests of 15.43% and 84.57%, respectively from the proceeds of the sale, the Joint Venture paid $5,081,898 in full satisfaction of the property's mortgage loan. The basis of the property was $4,361,052, net of accumulated depreciation of $2,625,226, and the Joint Venture recognized a gain on the sale of the property of $1,363,431. The Partnership's share of the total proceeds was approximately $100,000.

(c) On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

                                  BALCOR REALTY INVESTORS 85-SERIES I
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)
                                        as of December 31, 1995

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-     Improve-    Costs        of Basis
     Description              brances     Land    provements    ments       (a)           (b)
---------------------         -------   -------- ------------ ---------  ---------     ---------
Boulder Springs Apts.,
  284 units in Chester-
  field County, VA              (e)  $   510,000  $ 9,075,000      None $   515,911  $  (160,228)
Forest Ridge Apts.-
  Phase I, 332 units
  in Arlington, TX              (e)    2,613,810    8,655,190  $ 49,065   1,340,138     (357,486)
Forestwood Apts., 272
  units in E. Baton
  Rouge Parish, LA              (e)    1,619,744    6,449,256   118,767   1,184,934     (426,027)
Heather Ridge Apts.,
  356 units in
  Oklahoma City, OK             (e)    1,346,000    9,632,000    48,217   1,732,505   (5,569,794) (g)
Templeton Park Apts.,
  496 units in
  Colorado Springs, CO          (e)    2,001,000   13,658,000      None   1,677,310     (344,256)
Timberlake Apts. I,
  480 units in Alta-
  monte Springs, FL             (e)    4,018,000   10,498,000      None   2,398,388   (1,693,410)
Willow Bend Apts.,
  208 units in Town
  & Country, MO                 (e)    1,500,000    5,925,000      None   1,003,705     (697,581)
                                      ----------   ----------  --------  ---------- ------------
    Total                            $13,608,554  $63,892,446  $216,049  $9,852,891 $ (9,248,782)
                                     ===========  ===========  ========  ========== ============

See notes (a) through (g)

                                  BALCOR REALTY INVESTORS 85-SERIES I
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)
                                        as of December 31, 1995

                    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Cont.)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
 ------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                          --------------------------------                                  ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description             Land  provements       (c)(d)      tion(d)   struction uired    is Computed
-------------------       --------  ----------   ----------   ---------  --------- ------ --------------
Boulder Springs Apts.,
  284 units in Chester-
  field County, VA     $   502,769 $ 9,437,914 $  9,940,683 $ 3,931,242     1986    5/84         (f)
Forest Ridge Apts.-
  Phase I, 332 units
  in Arlington, TX       2,544,132   9,756,585   12,300,717   4,234,125     1984   10/83         (f)
Forestwood Apts., 272
  units in E. Baton
  Rouge Parish, LA       1,546,252   7,400,422    8,946,674   3,114,198     1985    6/84         (f)
Heather Ridge Apts.,
  356 units in
  Oklahoma City, OK        711,948   6,476,980    7,188,928   3,514,556     1984   11/83         (f)
Templeton Park Apts.,
  496 units in
  Colorado Springs, CO   1,958,223  15,033,831   16,992,054   6,391,217     1984    1/84         (f)
Timberlake Apts. I,
  480 units in Alta-
  monte Springs, FL      3,742,819  11,478,159   15,220,978   5,199,243     1985    9/83         (f)
Willow Bend Apts.,
  208 units in Town
  & Country, MO          1,374,183   6,356,941    7,731,124   2,567,248     1986    1/85         (f)
                      ------------ ----------- ------------ -----------
    Total              $12,380,326 $65,940,832 $ 78,321,158 $28,951,829
                       =========== =========== ============ ===========

See notes (a) through (g)
*

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

(d)                     Reconciliation of Real Estate
                        -----------------------------
                                       1995         1994         1993
                                    ----------  -----------   ----------
Balance at beginning of year       $78,321,158  $78,321,158 $102,266,703
Additions during year:
  Improvements                            None         None      118,767
Deductions during year:
  Foreclosure of investment
    property                              None         None  (11,024,054)
  Cost of real estate sold                None         None  (13,040,258)
                                   ----------- ------------ ------------
    Balance at close of year       $78,321,158  $78,321,158 $ 78,321,158
                                  ============ ============ ============

                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------
                                       1995         1994         1993
                                    ----------  -----------   ----------
Balance at beginning of year       $27,027,028   25,101,954  $30,515,232
Depreciation expense for the
  year                                1,924,801    1,925,074   2,216,451
Accumulated depreciation of
  foreclosed investment
  property                                None         None   (3,495,674)
Accumulated depreciation of
  real estate sold                        None         None   (4,134,055)
                                  ------------ ------------ ------------
Balance at close of year           $28,951,829  $27,027,028  $25,101,954
                                  ============ ============ ============

(e) See descriptions of the mortgage notes payable in Note 4 of Notes to Financial Statements.

(f) Depreciation expense is computed based upon the estimated useful lives of 30 years for buildings and improvements and five years for furniture and fixtures.

(g) This amount consists primarily of a reduction of basis due to a provision for investment property write down during 1989.