Form 10-Q
period 1996-03-31
BALCOR REALTY INVESTORS 85 SERIES I
filed 1996-05-15
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-14353
                       -------

                    BALCOR REALTY INVESTORS 85-SERIES I
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3244978
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                      60015
- -----------------------------------------           -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------

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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                    1996          1995
                                               ------------- -------------
Cash and cash equivalents                      $  5,622,036  $  2,369,231
Accounts and accrued interest receivable            124,916        19,630
Escrow deposits                                   1,615,998     1,652,919
Prepaid expenses                                     35,688       158,090
Deferred expenses, net of accumulated
  amortization of $312,798 in 1996
  and $302,544 in 1995                              977,722     1,027,098
                                               ------------- -------------
                                                  8,376,360     5,226,968
                                               ------------- -------------
Investment in real estate:
  Land                                           11,006,143    12,380,326
  Buildings and improvements                     59,583,891    65,940,832
                                               ------------- -------------
                                                 70,590,034    78,321,158
  Less accumulated depreciation                  26,818,084    28,951,829
                                               ------------- -------------
Investment in real estate, net of
  accumulated depreciation                       43,771,950    49,369,329
                                               ------------- -------------
                                               $ 52,148,310  $ 54,596,297
                                               ============= =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                               $    122,534  $    218,237
Due to affiliates                                    42,502        24,501
Accrued liabilities, principally
  real estate taxes                                 250,976       330,103
Security deposits                                   228,985       262,183
Losses in excess of investments in joint
   ventures with affiliates                         402,075       449,476
Mortgage notes payable                           49,875,371    56,466,198
                                               ------------- -------------
     Total liabilities                           50,922,443    57,750,698
                                               ------------- -------------
Limited Partners' capital (deficit) (82,697
  Interests issued and outstanding)               1,870,620    (2,459,643)
General Partner's deficit                          (644,753)     (694,758)
                                               ------------- -------------
     Total partners' capital (deficit)            1,225,867    (3,154,401)
                                               ------------- -------------
                                               $ 52,148,310  $ 54,596,297
                                               ============= =============
The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                               ------------- -------------
Income:
  Rental and service                           $  3,948,816  $  3,798,276
  Interest on short-term investments                 35,087       104,326
  Participation in income of joint
    ventures with affiliates                        145,326       733,993
                                               ------------- -------------
    Total income                                  4,129,229     4,636,595
                                               ------------- -------------

Expenses:
  Interest on mortgage notes payable              1,112,417     1,241,669
  Depreciation                                      480,025       481,269
  Amortization of deferred expenses                  42,084        34,632
  Property operating                              1,314,078     1,024,077
  Real estate taxes                                 233,228       250,456
  Property management fees                          198,365       186,232
  Administrative                                    124,663       133,529
                                               ------------- -------------
    Total expenses                                3,504,860     3,351,864
                                               ------------- -------------
Income before gain on sale of property
  and extraordinary item                            624,369     1,284,731

Gain on sale of property                          4,627,131
                                               ------------- -------------
Income before extraordinary item                  5,251,500     1,284,731

Extraordinary items:
  Gain on forgiveness of debt                                      41,798
  Debt extinguishment expense                      (251,004)
                                               ------------- -------------
Net income                                     $  5,000,496  $  1,326,529
                                               ============= =============
Income before extraordinary item
  allocated to General Partner                 $     52,515  $     12,847
                                               ============= =============
Income before extraordinary item
  allocated to Limited Partners                $  5,198,985  $  1,271,884
                                               ============= =============
Income before extraordinary item
  per Limited Partnership Interest
  (82,697 issued and outstanding)              $      62.87  $      15.38
                                               ============= =============
Extraordinary item allocated to
  General Partner                              $     (2,510) $        418
                                               ============= =============

Extraordinary item allocated to
  Limited Partners                             $   (248,494) $     41,380
                                               ============= =============
Extraordinary item per Limited
  Partnership Interest (82,697
  issued and outstanding)                      $      (3.00) $       0.50
                                               ============= =============
Net income allocated to General Partner        $     50,005  $     13,265
                                               ============= =============
Net income allocated to Limited Partners       $  4,950,491  $  1,313,264
                                               ============= =============
Net income per Limited Partnership Interest
  (82,697 issued and outstanding)              $      59.87  $      15.88
                                               ============= =============
Distribution to Limited Partners               $    620,228  $    413,485
                                               ============= =============
Distribution per Limited Partnership
  Interests (82,697 issued and outstanding)    $       7.50  $       5.00
                                               ============= =============


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                    1996          1995
                                               ------------- -------------
Operating activities:
  Net income                                   $  5,000,496  $  1,326,529
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Gain on forgiveness of debt                                   (41,798)
    Gain on sale of property                     (4,627,131)
    Debt extinguishment expense                     251,004
    Participation in income of joint
      ventures with affiliates                     (145,326)     (733,993)
    Depreciation of properties                      480,025       481,269
    Amortization of deferred expenses                42,084        34,632
    Net change in:
      Accounts and accrued interest
        receivable                                 (105,286)         (885)
      Escrow deposits                               (99,778)      (60,572)
      Prepaid expenses                              122,402
      Accounts payable                              (95,703)       92,600
      Due to affiliates                              18,001        48,685
      Accrued liabilities                           (79,127)      (77,287)
      Security deposits                             (33,198)      (14,872)
                                               ------------- -------------
  Net cash provided by operating activities         728,463     1,054,308
                                               ------------- -------------

Investing activities:
  Capital contributions to joint ventures
    with affiliates                                 (14,533)      (11,464)
  Distributions from joint ventures
    with affiliates                                 112,458        54,277
  Proceeds from sale of real estate               9,985,000
  Payment of selling costs                         (240,515)
                                               ------------- -------------
  Net cash provided by investing activities       9,842,410        42,813
                                               ------------- -------------
Financing activities:
  Distribution to Limited Partners                 (620,228)     (413,485)
  Repayment of mortgage note payable             (5,790,869)
  Principal payments on mortgage
    notes payable                                  (799,958)     (660,608)
  Disbursements from improvement escrows            136,699        32,250
  Payment of prepayment penalties                  (243,712)
                                               ------------- -------------
  Net cash used in financing activities          (7,318,068)   (1,041,843)
                                               ------------- -------------

Net change in cash and cash equivalents           3,252,805        55,278
Cash and cash equivalents at
  beginning of period                             2,369,231     6,475,393
                                               ------------- -------------
Cash and cash equivalents at end of period     $  5,622,036  $  6,530,671
                                               ============= =============


The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable to unaffiliated parties of $1,112,417 and $1,241,669, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the three months ended March 31, 1996 are:


                                           Paid       Payable
                                        ----------    ---------
   Reimbursement of expenses to
     the General Partner, at cost          $24,835    $42,502

4. Property Sales:

(a) In February 1996, the Partnership and an affiliate of the Partnership (together the "Joint Venture") sold the Seabrook Apartments for $5,915,000. The Partnership and the affiliate held effective ownership interests of 15.43% and 84.57%, respectively. From the proceeds of the sale, the Joint Venture paid $5,081,898 in full satisfaction of the property's mortgage loan. The Joint Venture recognized a gain of $1,363,431 from the sale of this property, of which $167,739 was the Partnership's share. Total net proceeds received from the sale of this property were $642,585, of which $103,770 was the Partnership's share. The Partnership's share of the gain is included in "Participation in income of joint ventures with affiliates".

(b) In March 1996, the Partnership sold the Willowbend Apartments for $9,985,000. From the proceeds of the sale, the Partnership paid $5,790,869 in full satisfaction of the property's first mortgage loan. The basis of the property was $5,117,354, net of accumulated depreciation of $2,613,770. The Partnership recognized a gain of $4,627,131 from the sale of this property for financial statement purposes and received net proceeds of $3,709,904. In addition, the Partnership recognized extraordinary debt extinguishment expense of $251,004 comprised of a prepayment penalty and the full amortization of deferred expenses related to the repayment of the mortgage loan in connection with the sale.

5. Subsequent Event:

In April 1996, the Partnership made a distribution of $620,228 ($7.50 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1996.


                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $82,697,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. During 1996, the Partnership sold one of its minority joint venture interests and one property, and, in prior years, sold two properties and one of its minority joint venture interests and relinquished an additional property through foreclosure. The Partnership continues to operate the remaining six real property investments and owns one minority joint venture interest.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized a gain related to the March 1996 sale of the Willowbend Apartments which was the primary reason for the increase in net income in 1996 as compared to 1995. The increase in net income was partially offset by a decrease in participation in income of joint ventures with affiliates in 1996 as compared to 1995 due to the gain recognized in connection with the 1995 sale of the Pinebrook Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Due to lower average cash balances, resulting primarily from distributions to Limited Partners in the third quarter of 1995, as well as lower interest rates, interest income on short-term investments decreased in 1996 as compared to 1995.

Pinebrook Apartments, in which the Partnership held a minority joint venture interest, was sold during February 1995. As a result of the gain recognized during 1995 in connection with the sale, the Partnership recognized a decrease in income from participation in joint ventures with affiliates in 1996 when compared to 1995. The gain recognized in February 1996 from the sale of Seabrook Apartments, in which the Partnership held a minority joint venture interest, partially offset this decrease.

In May 1995, the Boulder Springs Apartments mortgage loan was refinanced and the interest rate decreased. As a result, interest expense on mortgage notes payable decreased in 1996 when compared to 1995.

In 1996, the Partnership incurred higher insurance costs and expenditures for floor coverings at several of the Partnership's properties. As a result, property operating expense increased in 1996 as compared to 1995.

In March 1996, the Partnership recognized a $4,627,131 gain related to the sale of Willowbend Apartments. In addition, the Partnership recognized extraordinary debt extinguishment expense of $251,004 comprised of a prepayment penalty and the full amortization of deferred expenses related to the repayment of the mortgage loan in connection with the sale.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $41,798 in connection with a settlement reached with the seller of Templeton Park Apartments.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $3,253,000 as of March 31, 1996 when compared to December 31, 1995 due primarily to the net proceeds received in connection with the sale of the Willowbend Apartments. The Partnership's cash flow provided by operating activities of approximately $728,000, was generated primarily from the Partnership's properties, and was partially offset by the payment of administrative expenses. The Partnership's net cash provided by investing activities of approximately $9,842,000, primarily consisted of the net proceeds received from the sale of the Willowbend Apartments. Cash of approximately $7,318,000 was used in the Partnership's financing activities primarily for the repayment of the Willowbend Apartments mortgage loan, principal payments on mortgage notes payable, and distributions to Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, all six of the Partnership's remaining properties generated positive cash flow. The Willowbend Apartments was sold in March 1996 and generated positive cash flow in 1996 and 1995. For the remaining property in which the Partnership holds a minority joint venture interest, North Hill Apartments generated positive cash flow during 1996 and 1995. Seabrook Apartments, in which the Partnership held a minority joint venture interest, was sold in February 1996 and generated marginal cash flow deficits in 1996 and 1995. Pinebrook Apartments, in which the Partnership held a minority joint venture interest, was sold in February 1995 and generated a significant cash flow deficit in 1995. As of March 31,

1996, the occupancy rates of the Partnership's properties ranged from 93% to 99%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. During February and March 1996, the Partnership sold Seabrook Apartments, in which it held a minority joint venture interest, and Willowbend Apartments, respectively. Currently, the Partnership has a contract to sell Forest Ridge Apartments for a sales price of $11,600,000, is preparing to market three properties for sale and is marketing two additional properties. In addition, the General Partner has entered into negotiations for a contract to sell the North Hill Apartments in which the Partnership holds a minority joint venture interest. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

During February 1996, Seabrook Apartments, which was owned by a joint venture consisting of the Partnership and two affiliates, was sold in an all cash sale for $5,915,000. From the proceeds, $5,081,898 was paid in full satisfaction of the first mortgage loan. Net proceeds received from this transaction were $642,585, of which $103,770 was the Partnership's share. See Note 4 of Notes to Financial Statements for additional information.

In March 1996, the Partnership sold the Willowbend Apartments in a cash sale for $9,985,000. From the sales proceeds, the Partnership paid $5,790,869 to the third party mortgage holder in full satisfaction of the first mortgage loan, as well as other closing costs. The Partnership received $3,709,904 of net proceeds. See Note 4 of Notes to Financial Statements for additional information.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain loan refinancings, the Partnership has no third-party financing which matures before 2001.

In April 1996, the Partnership made a distribution of $620,228 ($7.50 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution for the first quarter of 1996. The quarterly distribution remained constant compared to the fourth quarter of 1995. Including the April 1996 distribution, Limited Partners have received cumulative cash distributions of $97.50 per $1,000 Interest as well as certain tax benefits. Of this amount, $68.50 has been from Net Cash Receipts and $29.00 has been from Net Cash Proceeds. The General Partner expects to continue quarterly distributions to Limited Partners. However, the level of future distributions, if available, will depend on cash flow from the Partnership's remaining properties and proceeds from future property sales, as to both of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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


                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(10) Agreement of sale relating to Forest Ridge Apartments-Phase I, Arlington, Texas previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K:

   A Current Report on Form 8-K dated April 23, 1996 was filed reporting the execution of a contract for the sale of Forest Ridge Apartments-Phase I, Arlington, Texas and a Current Report on Form 8-K dated March 8, 1996 was filed reporting the sale of Seabrook Apartments, Orange County, Florida and the execution of a contract for the sale of Willow Bend Apartments, St. Louis, Missouri.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        BALCOR REALTY INVESTORS 85-SERIES I
                        A REAL ESTATE LIMITED PARTNERSHIP



                        By:   /s/Thomas E. Meador
                              --------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Equity Partners-I, the General Partner



                        By:   /s/Brian D. Parker
                              --------------------------------
                              Brian D. Parker
                              Senior Vice President, and Chief Financial
                              Officer (Principal Accounting and Financial
                              Officer) of Balcor Equity Partners-I, the
                              General Partner


Date:  May 15, 1996
      -------------------------