Form 10-Q
period 1996-06-30
BALCOR REALTY INVESTORS 85 SERIES I
filed 1996-08-14
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                1996            1995
                                            --------------  --------------
Cash and cash equivalents                   $   9,691,327   $   2,369,231
Accounts and accrued interest receivable          416,239          19,630
Escrow deposits                                   938,488       1,652,919
Prepaid expenses                                  317,196         158,090
Deferred expenses, net of accumulated
  amortization of $285,374 in 1996 and
  $302,544 in 1995                                764,296       1,027,098
                                            --------------  --------------
                                               12,127,546       5,226,968
                                            --------------  --------------
Investment in real estate:
  Land                                          8,462,011      12,380,326
  Buildings and improvements                   49,827,306      65,940,832
                                            --------------  --------------
                                               58,289,317      78,321,158
  Less accumulated depreciation                22,869,657      28,951,829
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     35,419,660      49,369,329
                                            --------------  --------------
                                            $  47,547,206   $  54,596,297
                                            ==============  ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                            $      92,712   $     218,237
Due to affiliates                                  46,947          24,501
Accrued liabilities, principally
  real estate taxes                               243,417         330,103
Security deposits                                 191,409         262,183
Losses in excess of investments in joint
  ventures  with affiliates                       399,240         449,476
Mortgage notes payable                         42,099,688      56,466,198
                                            --------------  --------------
     Total liabilities                         43,073,413      57,750,698

Limited Partners' capital (deficit)
  (82,697 Interests issued and outstanding)     5,079,864      (2,459,643)
General Partner's deficit                        (606,071)       (694,758)
                                            --------------  --------------
                                            $  47,547,206   $  54,596,297
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                 1996            1995
                                            --------------  --------------
Income:
  Rental and service                        $   7,443,329   $   7,626,271
  Interest on short-term investments              117,891         207,776
  Participation in income of joint
    ventures with affiliates                      163,054         733,561
                                            --------------  --------------
    Total income                                7,724,274       8,567,608
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable            2,046,463       2,489,338
  Depreciation                                    888,894         962,539
  Amortization of deferred expenses                79,174          72,247
  Property operating                            2,465,601       2,159,216
  Real estate taxes                               429,759         501,860
  Property management fees                        368,429         372,421
  Administrative                                  302,674         271,436
                                            --------------  --------------
    Total expenses                              6,580,994       6,829,057
                                            --------------  --------------
Income before gains on sale of properties
  and extraordinary items                       1,143,280       1,738,551
Gains on sale of properties                     8,152,710
                                            --------------  --------------
Income before extraordinary items               9,295,990       1,738,551
Extraordinary items:
  Gain on forgiveness of debt                                      41,798
  Debt extinguishment expense                    (427,340)
                                            --------------  --------------
Net income                                  $   8,868,650   $   1,780,349
                                            ==============  ==============
Income before extraordinary items
  allocated to General Partner              $      92,960   $      17,385
                                            ==============  ==============
Income before extraordinary items
  allocated to Limited Partners             $   9,203,030   $   1,721,166
                                            ==============  ==============
Income before extraordinary items
  per Limited Partnership Interest
  (82,697 issued and outstanding)           $      111.29   $       20.81
                                            ==============  ==============
Extraordinary items allocated to
  General Partner                           $      (4,273)  $         418
                                            ==============  ==============
Extraordinary items allocated to
  Limited Partners                          $    (423,067)  $      41,380
                                            ==============  ==============

Extraordinary items per Limited
  Partnership Interest
  (82,697 issued and outstanding)           $       (5.12)  $        0.50
                                            ==============  ==============
Net income allocated to General Partner     $      88,687   $      17,803
                                            ==============  ==============
Net income allocated to Limited Partners    $   8,779,963   $   1,762,546
                                            ==============  ==============
Net income per Limited Partnership Interest
  (82,697 issued and outstanding)           $      106.17   $       21.31
                                            ==============  ==============
Distributions to Limited Partners           $   1,240,456   $     826,970
                                            ==============  ==============
Distributions per Limited Partnership
  Interest (82,697 issued and outstanding)  $       15.00   $       10.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                            --------------  --------------
Income:
  Rental and service                        $   3,494,513   $   3,827,995
  Interest on short-term investments               82,804         103,450
  Participation in income (losses) of joint
    ventures with affiliates                       17,728            (432)
                                            --------------  --------------
    Total income                                3,595,045       3,931,013
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable              934,046       1,247,669
  Depreciation                                    408,869         481,270
  Amortization of deferred expenses                37,090          37,615
  Property operating                            1,151,523       1,135,139
  Real estate taxes                               196,531         251,404
  Property management fees                        170,064         186,189
  Administrative                                  178,011         137,907
                                            --------------  --------------
    Total expenses                              3,076,134       3,477,193
                                            --------------  --------------
Income before gain on sale of property and
  extraordinary item                              518,911         453,820
Gain on sale of property                        3,525,579
                                            --------------  --------------
Income before extraordinary item                4,044,490         453,820
Extraordinary item:
  Debt extinguishment expense                    (176,336)
                                            --------------  --------------
Net income                                  $   3,868,154   $     453,820
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner              $      40,445   $       4,538
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $   4,004,045   $     449,282
                                            ==============  ==============
Income before extraordinary item
  per Limited Partnership Interest
  (82,697 issued and outstanding)           $       48.42   $        5.43
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                           $      (1,763)           None
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                          $    (174,573)           None
                                            ==============  ==============

Extraordinary item per Limited
  Partnership Interest
  (82,697 issued and outstanding)           $       (2.12)           None
                                            ==============  ==============
Net income allocated to General Partner     $      38,682   $       4,538
                                            ==============  ==============
Net income allocated to Limited Partners    $   3,829,472   $     449,282
                                            ==============  ==============
Net income per Limited Partnership Interest
  (82,697 issued and outstanding)           $       46.30   $        5.43
                                            ==============  ==============
Distribution to Limited Partners            $     620,228   $     413,485
                                            ==============  ==============
Distribution per Limited Partnership
  Interest(82,697 issued and outstanding)   $        7.50   $        5.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                            --------------  --------------
Operating activities:
  Net income                                $   8,868,650   $   1,780,349
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Gain on forgiveness of debt                                   (41,798)
    Gains on sale of properties                (8,152,710)
    Debt extinguishment expense                   427,340
    Participation in income of joint
      ventures with affiliates                   (163,054)       (733,561)
    Depreciation of properties                    888,894         962,539
    Amortization of deferred expenses              79,174          72,247
    Net change in:
      Accounts and accrued interest
        receivable                               (396,609)        (22,585)
      Escrow deposits                              80,535        (338,869)
      Prepaid expenses                           (159,106)       (250,245)
      Accounts payable                           (125,525)         19,500
      Due to affiliates                            22,446         (65,857)
      Accrued liabilities                         (86,686)         73,974
      Security deposits                           (70,774)        (21,298)
                                            --------------  --------------
  Net cash provided by operating activities     1,212,575       1,434,396
                                            --------------  --------------
Investing activities:
  Capital contributions to joint ventures
    with affiliates                               (14,533)        (15,749)
  Distributions from joint ventures
    with affiliates                               127,351         523,340
  Proceeds from sale of real estate            21,585,000
  Payment of selling costs                       (371,515)
                                            --------------  --------------
  Net cash provided by investing activities    21,326,303         507,591
                                            --------------  --------------
Financing activities:
  Distributions to Limited Partners            (1,240,456)       (826,970)
  Repayment of mortgage notes payable         (13,380,064)     (7,786,649)
  Proceeds from issuance of mortgage
    note payable                                                8,140,000
  Principal payments on mortgage
    notes payable                                (986,446)       (845,561)
  Disbursements from improvement escrows          633,896          32,250
  Payment of prepayment penalties                (243,712)       (240,666)
  Funding of improvement escrows                                 (369,000)
                                            --------------  --------------
  Net cash used in financing activities       (15,216,782)     (1,896,596)
                                            --------------  --------------

Net change in cash and cash equivalents         7,322,096          45,391
Cash and cash equivalents at
  beginning of period                           2,369,231       6,475,393
                                            --------------  --------------
Cash and cash equivalents at end of period  $   9,691,327   $   6,520,784
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $2,046,463 and $2,489,338, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:

                                             Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost     $74,861      $50,026       $46,947


4. Property Sales:

(a)The Seabrook Apartments was owned by a joint venture (the "Joint Venture") consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 15.43% and 84.57%, respectively. In February 1996, the Joint Venture sold the property in an all cash sale for $5,915,000. From the proceeds of the sale, the Joint Venture paid $5,081,898 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $190,517 in selling costs. The Joint Venture recognized a gain of $1,363,431 from the sale of this property, of which $167,739 is the Partnership's share.

(b)In March 1996, the Partnership sold the Willowbend Apartments in an all cash sale for $9,985,000. From the proceeds of the sale, the Partnership paid $5,790,869 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $240,515 in selling costs and paid $243,712 of prepayment penalties. The basis of the property was $5,117,354, which is net of accumulated depreciation of $2,613,770. For financial statement purposes, the Partnership recognized a gain of $4,627,131 from the sale of this property.

(c) In June 1996, the Partnership sold the Forest Ridge Apartments in an all cash sale for $11,600,000. From the proceeds of the sale, the Partnership paid $7,589,194 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $131,000 in selling costs. The basis of the property was $7,943,421 which is net of accumulated depreciation of $4,357,296. For financial statement purposes, the Partnership recognized a gain of $3,525,579 from the sale of this property.

5. Extraordinary Items:

In March and June 1996, the Partnership sold the Willowbend and Forest Ridge apartment complexes, respectively. In connection with the sales, the Partnership paid $243,712 of prepayment penalties related to the Willowbend mortgage loan and fully amortized the remaining deferred financing fees relating to both properties in the amount of $183,628. These amounts were recognized as extraordinary items and classified as debt extinguishment expenses.

6. Subsequent Event:

In July 1996, the Partnership made a distribution of $8,104,306 ($98.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $8.00 per Interest for the second quarter of 1996 and a special distribution of $90.00 per Interest representing Net Cash Proceeds received primarily from the sales of the Willowbend and Forest Ridge apartment complexes.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $82,697,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. During 1996, the Partnership sold one of its minority joint venture interests and two properties, and, in prior years, sold two properties and one of its minority joint venture interests and relinquished an additional property through foreclosure. The Partnership continues to operate the remaining five real property investments and owns a minority joint venture interest in one additional property.

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

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized gains related to the March and June 1996 sales of the Willowbend and Forest Ridge apartment complexes, respectively, which was the primary reason for the increase in net income for the six months and quarter ended June 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

As mentioned above, the Partnership sold the Willowbend and Forest Ridge apartment complexes in March and June 1996, respectively. As a result, the Partnership experienced decreases in rental and service income, interest expense on mortgage notes payable, depreciation, real estate taxes and property management fees during 1996 as compared to 1995. These decreases were partially, or in certain cases, fully offset by the events described below.

Increased occupancy during 1996 at several of the Partnership's remaining properties partially offset the decrease in rental and service income, and consequently, property management fees.

Due to lower average cash balances, resulting primarily from special distributions to Limited Partners in the third and fourth quarters of 1995, as well as lower interest rates, interest income on short-term investments decreased in 1996 as compared to 1995.

Pinebrook Apartments, in which the Partnership held a minority joint venture interest, was sold during February 1995. As a result of the gain recognized during 1995 in connection with the sale, the Partnership recognized a decrease in participation in income from joint ventures with affiliates during the six months ended June 30, 1996 when compared to the same period in 1995. The February 1996 sale of Seabrook Apartments, in which the Partnership held a minority joint venture interest, resulted in the recognition of a gain in the first quarter of 1996, which partially offset the above decrease. The gain recognized on the sale of Seabrook Apartments, which was generating a loss prior to its sale, was the primary reason the Partnership recognized participation in income from joint ventures with affiliates during the quarter ended June 30, 1996 as compared to a loss in 1995.

In May 1995, the Boulder Springs Apartments mortgage loan was refinanced and the interest rate decreased. This, along with the 1996 property sales discussed above, resulted in a decrease in interest expense on mortgage notes payable for 1996 as compared to 1995.

In May 1995, the Partnership began to amortize financing fees related to the refinancing of the Boulder Springs Apartments mortgage loan over the term of the new loan. This fully offset the decrease in amortization expense related to the 1996 property sales and resulted in an increase in amortization expense during the six months ended June 30, 1996 as compared to the same period in 1995 and partially offset the decrease for the quarter ended June 30, 1996 as compared to the same period in 1995.

In 1996, the Partnership incurred higher exterior repair and maintenance expenditures at several of the Partnership's properties, which fully offset the decreases related to the 1996 property sales and resulted in an increase in property operating expense in 1996 as compared to 1995.

During the second quarter of 1996, the Partnership incurred investor processing fees, printing and postage costs in connection with its response to the March 1996 tender offer. As a result, administrative expenses increased during 1996 as compared to 1995.

The Partnership recognized $8,152,710 of gains related to the sales of Willowbend and Forest Ridge apartment complexes in March and June 1996, respectively. In addition, the Partnership recognized extraordinary debt extinguishment expense of $427,340 comprised of a prepayment penalty related to the Willowbend mortgage loan and the full amortization of deferred financing fees related to the repayment of the mortgage loans in connection with both sales.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $41,798 in connection with a settlement reached with the seller of Templeton Park Apartments.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $7,322,000 as of June 30, 1996 when compared to December 31, 1995 due primarily to the net proceeds received in connection with the sales of the Willowbend and Forest Ridge apartment complexes. The Partnership's cash flow provided by operating activities of approximately $1,213,000, was generated primarily from the operations of the Partnership's properties, and was partially offset by the payment of administrative expenses. The Partnership's net cash provided by investing activities of approximately $21,326,000, consisted primarily of the net proceeds received from the sale of the Willowbend and Forest Ridge apartment complexes. Cash was used in the Partnership's financing activities primarily for the repayment of the Willowbend and Forest Ridge apartment complexes mortgage loans which totaled approximately $13,380,000, principal payments on mortgage notes payable of approximately $986,000, and distributions to Limited Partners of approximately $1,240,000. The Partnership also made a special distribution to the Limited Partners from sales proceeds in July 1996 as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, all five of the Partnership's remaining properties generated positive cash flow. The Willowbend and Forest Ridge apartment complexes which were sold in March and June 1996, respectively, also generated positive cash flow in 1995 and prior to their sales in 1996. The remaining property in which the Partnership holds a minority joint venture interest, North Hill Apartments, generated positive cash flow during 1996 and 1995. Seabrook Apartments, in which the Partnership held a minority joint venture interest, was sold in February 1996 and generated marginal cash flow deficits in 1996 prior to its sale and during 1995. Pinebrook Apartments, in which the Partnership held a minority joint venture interest, was sold in February 1995 and generated a marginal cash flow deficit in 1995 prior to its sale. As of June 30, 1996, the occupancy rates of the Partnership's remaining properties ranged from 91% to 99%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's remaining properties including improving operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. During February, March and June 1996, the Partnership sold Seabrook Apartments, in which it held a minority joint venture interest and the Willowbend and Forest Ridge apartment complexes, respectively. Currently, the Partnership has entered into contracts to sell the Forestwood, Boulder Springs and Timberlake apartment complexes for sales prices of $10,558,000, $15,600,000 and $18,234,637, respectively. In addition, the
General Partner has entered into a contract to sell the North Hill Apartments, in which the Partnership holds a minority joint venture interest, for a sales price of $24,000,000. The Partnership is actively marketing its remaining properties in its portfolio. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy will be accelerated.

The Seabrook Apartments were owned by a joint venture consisting of the Partnership and an affiliate. In February 1996, the joint venture sold the property in an all cash sale for $5,915,000. From the proceeds of the sale, the joint venture paid $5,081,898 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $190,517 in selling costs. The net proceeds of the sale were $642,585, of which $103,770 was the Partnership's share. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the joint venture until August 1996. The remaining proceeds received by the Partnership were distributed as part of a special distribution to the Limited Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

In March 1996, the Partnership sold the Willowbend Apartments in an all cash sale for $9,985,000. From the proceeds of the sale, the Partnership paid $5,790,869 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $484,227 in selling costs which includes $243,712 of prepayment penalties. The remainder of the proceeds were distributed as part of a special distribution to the Limited Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

In June 1996, the Partnership sold the Forest Ridge Apartments in an all cash sale for $11,600,000. From the proceeds of the sale, the Partnership paid $7,589,194 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $131,000 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until October 1996. The remainder of the proceeds were distributed as part of a special distribution to the Limited Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain loan refinancings, the Partnership has no third-party financing which matures before 2001.

In July 1996, the Partnership made a distribution of $8,104,306 ($98.00 per Interest) to the holders of Limited Partnership Interests representing a distribution of Net Cash Receipts of $8.00 per Interest for the second quarter of 1996 and a special distribution of $90.00 per Interest representing Net Cash Proceeds received from property sales. The quarterly distribution level increased compared to the first quarter of 1996 due to improved operations at the Partnership's remaining properties. Including the July 1996 distribution, Limited Partners have received cumulative cash distributions of $195.50 per $1,000 Interest as well as certain tax benefits. Of this amount, $76.50 has been from Net Cash Receipts and $119.00 has been from Net Cash Proceeds. Future quarterly distributions from cash flow are expected to continue until the properties are sold. As the properties are sold, the Partnership will distribute the proceeds. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5. Other Information
- -------------------------

Forestwood Apartments
- ---------------------

As previously reported, the Partnership contracted to sell the Forestwood Apartments, East Baton Rouge Parish, Louisiana for a sale price of $10,558,000 to an unaffiliated party and the closing was scheduled to occur August 15, 1996. On July 23, 1996 the agreement of sale was amended pursuant to which the closing was postponed until September 19, 1996.

North Hill Apartments
- ---------------------

In 1985, North Hill Apartments, DeKalb County, Georgia, was acquired by a limited partnership (the "Joint Venture") the general partner of which was a joint venture between the Partnership and an affiliate. The limited partner of the Joint Venture was an affiliate of the seller. The Partnership contributed approximately $1,924,275 and the affiliate contributed approximately $5,772,000 from their respective offering proceeds towards the purchase of the property. The property was purchased subject to $18,700,000 of first mortgage financing. In 1986, the limited partner assigned its interest in the Joint Venture to the Partnership and affiliate which hold interests of 25% and 75%, respectively, in the Joint Venture. In 1994, the Joint Venture repaid the first mortgage loan with proceeds from a new first mortgage loan of $16,795,600, proceeds of a $1,350,000 note (the "Note"), each from an unaffiliated party, and Joint Venture cash reserves. The Note is non-interest bearing and will be repaid only to the extent that the net proceeds from the sale of the property exceed a certain predetermined level.

On July 15, 1996, the Joint Venture contracted to sell the property for a sale price of $24,000,000 to an unaffiliated party, Jupiter Realty Corporation, an Illinois corporation. The purchase price may be reduced pursuant to an agreed upon formula based on whether or not the occupancy rate of the property exceeds 92% at closing, scheduled for September 19, 1996. The current occupancy rate of the property is 97%. The closing may be extended to a date no later than October 21, 1996 upon notice by the Joint Venture or the purchaser to the other party on or before September 12, 1996.

The purchaser has deposited $175,000 into an escrow account as earnest money and is obligated to deposit an additional $175,000 on or before August 29, 1996. The purchaser is expected to purchase the property subject to the first mortgage loan, which is expected to have an outstanding principal balance of approximately $16,558,000, at closing. The purchaser will also assume all the obligations of the Joint Venture under the tax-exempt bonds which fund the mortgage loan. The remaining $7,442,000 of the sale price will be paid by the purchaser at closing. From the proceeds of the sale, the Joint Venture will pay $240,000 to an unaffiliated party as a brokerage commission and a $180,000 fee to an affiliate of the third party providing property management services for the property for services rendered in connection with the sale. The net sales proceeds will not exceed the level required in order for the holder of the Note to receive any proceeds with the result that the Note will not be repaid but will be canceled by the holder. The Joint Venture will receive the remaining proceeds of approximately $7,022,000, less closing costs, which will be distributed among the Partnership and the affiliate in accordance with their participating percentages in the Joint Venture. The Partnership is expected to receive approximately $1,755,500, less closing costs. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Joint Venture for actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions, including the consent of various parties relating to the first mortgage loan. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(10)(a)(i) Agreement of Sale relating to Forestwood Apartments, East Baton Rouge Parish, Louisiana previously filed as Exhibit (2)(a) to the Partnership's Current Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(ii) Amendment to Agreement of Sale and Escrow Agreement dated July 2, 1996 relating to Forestwood Apartments, East Baton Rouge Parish, Louisiana previously filed as Exhibit (2)(b) to the Partnership's Current Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement dated July 23, 1996 relating to Forestwood Apartments, East Baton Rouge Parish, Louisiana is attached hereto.

(b)(i) Agreement of Sale and attachments thereto relating to Forest Ridge Apartments, Phase I, Arlington, Texas previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Forest Ridge Apartments, Phase I, Dallas, Texas previously filed as Exhibit
(99)(a) to the Partnership's Current Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Forest Ridge Apartments, Phase I, Dallas, Texas previously filed as Exhibit
(99)(b) to the Partnership's Current Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated April 23, 1996 was filed reporting the execution of a contract for the sale of Forest Ridge Apartments - Phase I, Arlington, Texas and a Current Report on Form 8-K dated June 28, 1996 was filed reporting the sale of Forest Ridge Apartments - Phase I, Arlington, Texas and the execution of a contract for the sale of Forestwood Apartments, East Baton Rouge Parish, Louisiana.

(99) Agreement of Sale and attachments thereto relating to the sale of North Hill Apartments, DeKalb County, Georgia is attached hereto.

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


Date: August 14, 1996
      -------------------------