Form 10-Q
period 1996-09-30
BALCOR REALTY INVESTORS 85 SERIES I
filed 1996-11-18
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS
                                                  1996            1995
                                            --------------  --------------
Cash and cash equivalents                   $  14,689,621   $   2,369,231
Accounts and accrued interest receivable          939,911          19,630
Escrow deposits                                   242,906       1,652,919
Prepaid expenses                                  127,673         158,090
Deferred expenses, net of accumulated
  amortization of $128,984 in 1996
  and $302,544 in 1995                            218,306       1,027,098
                                            --------------  --------------
                                               16,218,417       5,226,968
                                            --------------  --------------
Investment in real estate:
  Land                                          4,216,423      12,380,326
  Buildings and improvements                   28,911,233      65,940,832
                                            --------------  --------------
                                               33,127,656      78,321,158
  Less accumulated depreciation                13,642,908      28,951,829
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     19,484,748      49,369,329
                                            --------------  --------------
                                            $  35,703,165   $  54,596,297
                                            ==============  ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                            $     340,710   $     218,237
Due to affiliates                                  65,414          24,501
Accrued liabilities, principally
  real estate taxes                               158,531         330,103
Security deposits                                  83,424         262,183
Losses in excess of investments in joint
   ventures with affiliates                       424,411         449,476
Mortgage notes payable                         22,502,610      56,466,198
                                            --------------  --------------
     Total liabilities                         23,575,100      57,750,698
                                            --------------  --------------
Limited Partners' capital (deficit)
  (82,697 Interests issued and outstanding)    12,576,551      (2,459,643)
General Partner's deficit                        (448,486)       (694,758)
                                            --------------  --------------
     Total partners' capital (deficit)         12,128,065      (3,154,401)
                                            --------------  --------------
                                            $  35,703,165   $  54,596,297
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                            --------------  --------------
Income:
  Rental and service                        $  10,458,375   $  11,511,463
  Interest on short-term investments              200,392         284,757
  Participation in income of joint
     ventures with affiliates                     180,003         711,278
                                            --------------  --------------
    Total income                               10,838,770      12,507,498
                                            --------------  --------------

Expenses:
  Interest on mortgage notes payable            2,848,397       3,632,583
  Depreciation                                  1,245,072       1,443,806
  Amortization of deferred expenses               110,530         113,892
  Property operating                            3,630,687       3,716,683
  Real estate taxes                               609,167         752,918
  Property management fees                        530,136         568,637
  Administrative                                  437,436         412,652
                                            --------------  --------------
    Total expenses                              9,411,425      10,641,171
                                            --------------  --------------
Income before gains on sale of properties
  and extraordinary items                       1,427,345       1,866,327

Gain on sales of properties                    24,672,240
                                            --------------  --------------
Income before extraordinary items              26,099,585       1,866,327

Extraordinary items:
  Gain on forgiveness of debt                                      41,798
  Debt extinguishment expense                  (1,472,357)
                                            --------------  --------------
Net income                                  $  24,627,228   $   1,908,125
                                            ==============  ==============
Income before extraordinary items
  allocated to General Partner              $     260,996   $      18,663
                                            ==============  ==============
Income before extraordinary items
  allocated to Limited Partners             $  25,838,589   $   1,847,664
                                            ==============  ==============
Income before extraordinary items
  per Limited Partnership Interest
  (82,697 issued and outstanding)           $      312.45   $       22.34
                                            ==============  ==============
Extraordinary items allocated to
  General Partner                           $     (14,724)  $         418
                                            ==============  ==============
Extraordinary items allocated to
  Limited Partners                          $  (1,457,633)  $      41,380
                                            ==============  ==============
Extraordinary items per Limited
  Partnership Interest (82,697
  issued and outstanding)                   $      (17.63)  $        0.50
                                            ==============  ==============
Net income allocated to General Partner     $     246,272   $      19,081
                                            ==============  ==============
Net income allocated to Limited Partners    $  24,380,956   $   1,889,044
                                            ==============  ==============
Net income per Limited Partnership Interest
  (82,697 issued and outstanding)           $      294.82   $       22.84
                                            ==============  ==============
Distributions to Limited Partners           $   9,344,762   $   4,548,335
                                            ==============  ==============
Distributions per Limited Partnership
  Interest (82,697 issued and outstanding)  $      113.00   $       55.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                            --------------  --------------
Income:
  Rental and service                        $   3,015,046   $   3,885,192
  Interest on short-term investments               82,501          76,981
  Participation in income (loss) of joint
    venture with affiliates                        16,949         (22,283)
                                            --------------  --------------
    Total income                                3,114,496       3,939,890
                                            --------------  --------------

Expenses:
  Interest on mortgage notes payable              801,934       1,143,245
  Depreciation                                    356,178         481,267
  Amortization of deferred expenses                31,356          41,645
  Property operating                            1,165,086       1,557,467
  Real estate taxes                               179,408         251,058
  Property management fees                        161,707         196,216
  Administrative                                  134,762         141,216
                                            --------------  --------------
    Total expenses                              2,830,431       3,812,114
                                            --------------  --------------
Income before gains on sale of properties
  and extraordinary item                          284,065         127,776

Gain on sales of properties                    16,519,530
                                            --------------  --------------
Income before extraordinary item               16,803,595         127,776

Extraordinary item:
  Debt extinguishment expense                  (1,045,017)
                                            --------------  --------------
Net income                                  $  15,758,578   $     127,776
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner              $     168,036   $       1,278
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $  16,635,559   $     126,498
                                            ==============  ==============
Income before extraordinary item
  per Limited Partnership Interest
  (82,697 issued and outstanding)           $      201.16   $        1.53
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                           $     (10,451)           None
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                          $  (1,034,566)           None
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (82,697
  issued and outstanding)                   $      (12.51)           None
                                            ==============  ==============
Net income allocated to General Partner     $     157,585   $       1,278
                                            ==============  ==============
Net income allocated to Limited Partners    $  15,600,993   $     126,498
                                            ==============  ==============
Net income per Limited Partnership Interest
  (82,697 issued and outstanding)           $      188.65   $        1.53
                                            ==============  ==============
Distribution to Limited Partners            $   8,104,306   $   3,721,365
                                            ==============  ==============
Distribution per Limited Partnership
  Interest(82,697 issued and outstanding)   $       98.00   $       45.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                            --------------  --------------
Operating activities:
  Net income                                $  24,627,228   $   1,908,125
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Gain on sales of properties               (24,672,240)
    Gain on forgiveness of debt                                   (41,798)
    Debt extinguishment expense                 1,472,357
    Participation in income of joint
      ventures with affiliates                   (180,003)       (711,278)
    Depreciation of properties                  1,245,072       1,443,806
    Amortization of deferred expenses             110,530         113,892
    Net change in:
      Accounts and accrued interest
        receivable                               (920,281)         11,601
      Escrow deposits                             271,420        (319,307)
      Prepaid expenses                             30,417        (270,114)
      Accounts payable                            122,473          22,402
      Due to affiliates                            40,913         (50,321)
      Accrued liabilities                        (171,572)        333,875
      Security deposits                          (178,759)        (24,029)
                                            --------------  --------------
  Net cash provided by operating activities     1,797,555       2,416,854
                                            --------------  --------------

Investing activities:
  Capital contributions to joint ventures
    with affiliates                               (14,532)        (25,323)
  Distributions from joint ventures
    with affiliates                               169,470         549,514
  Proceeds from sale of real estate            54,550,077
  Payment of selling costs                     (1,238,328)
                                            --------------  --------------
  Net cash provided by investing activities    53,466,687         524,191
                                            --------------  --------------
Financing activities:
  Distributions to Limited Partners            (9,344,762)     (4,548,335)
  Repayment of mortgage notes payable         (32,814,167)     (7,786,649)
  Proceeds from issuance of mortgage
    note payable                                                8,140,000
  Principal payments on mortgage
    notes payable                              (1,149,421)     (1,032,874)
  Disbursements from improvement escrows        1,138,593          89,678
  Payment of prepayment penalties                (774,095)       (209,967)

  Funding of improvement escrows                                 (369,000)
                                            --------------  --------------
  Net cash used in financing activities       (42,943,852)     (5,717,147)
                                            --------------  --------------
Net change in cash and cash equivalents        12,320,390      (2,776,102)
Cash and cash equivalents at
  beginning of period                           2,369,231       6,475,393
                                            --------------  --------------
Cash and cash equivalents at end of period  $  14,689,621   $   3,699,291
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $2,848,397 and $3,632,583, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                             Paid
                                   -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost    $90,875      $16,014       $65,414

4. Property Sales:

(a)The Seabrook Apartments was owned by a joint venture (the "Joint Venture") consisting of the Partnership and two affiliates. The Partnership and the affiliates held participating percentages in the joint venture of 15.43% and 84.57%, respectively. In February 1996, the Joint Venture sold the property in an all cash sale for $5,915,000. From the proceeds of the sale, the Joint Venture paid $5,081,898 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $190,517 in selling costs. The Joint Venture recognized a gain of $1,363,431 from the sale of this property, of which $167,739 is the Partnership's share.

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

(c) In June 1996, the Partnership sold the Forest Ridge Apartments in an all cash sale for $11,600,000. From the proceeds of the sale, the Partnership paid $7,589,194 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $131,000 in selling costs. The basis of the property was $7,943,421, which is net of accumulated depreciation of $4,357,296. For financial statement purposes, the Partnership recognized a gain of $3,525,579 from the sale of this property.

(d) In September 1996, the Partnership sold the Boulder Springs Apartments in an all cash sale for $14,831,000. From the proceeds of the sale, the Partnership paid $8,046,954 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $449,784 in selling costs. The basis of the property was $5,802,792, which is net of accumulated depreciation of $4,137,891. For financial statement purposes, the Partnership recognized a gain of $8,578,424 from the sale of this property.

(e) In September 1996, the Partnership sold the Timberlake Apartments in an all cash sale for $18,134,077. From the proceeds of the sale, the Partnership paid $11,387,150 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $417,029 in selling costs, and paid $530,383 of prepayment penalties. The basis of the property was $9,775,942, which is net of accumulated depreciation of $5,445,035. For financial statement purposes, the Partnership recognized a gain of $7,941,106 from the sale of this property.

5. Extraordinary Item:

In connection with the sales of the Partnership's properties during 1996, the Partnership paid prepayment penalties of $530,383 and $243,712 relating to the Timberlake and Willowbend mortgage loans, respectively. In addition, the Partnership fully amortized the remaining deferred financing fees relating to four of the properties sold during 1996 totaling $698,262. These amounts were recognized as extraordinary items and classified as debt extinguishment expenses.

6. Subsequent Events:

(a) In October 1996, the Partnership made a distribution of $6,450,366 ($78.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $8.00 per Interest for the third quarter of 1996 and a special distribution of $70.00 per Interest representing Net Cash Proceeds received from sale of the Boulder Springs Apartments.

(b) In October 1996, the Partnership sold the Forestwood Apartments in an all cash sale for $10,050,000. From the proceeds of the sale, the Partnership paid $5,754,000 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $336,012 in selling costs and paid $230,160 in prepayment penalties. For financial statement purposes, the Partnership will recognize a gain of approximately $4,065,000 from the sale of this property during the fourth quarter of 1996.







(c) In November 1996, the Partnership sold the Heather Ridge Apartments in an all cash sale for $8,890,000. From the proceeds of the sale, the Partnership paid $5,117,987 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $271,760 in selling costs and paid $118,051 in prepayment penalties. For financial statement purposes, the Partnership will recognize a gain of approximately $5,074,000 from the sale of this property during the fourth quarter of 1996.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $82,697,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. During 1996, the Partnership sold one of its minority joint venture interests and six properties, and, in prior years, sold two properties and one of its minority joint venture interests and relinquished an additional property through foreclosure. The Partnership continues to operate Templeton Park Apartments and owns a minority joint venture interest in the North Hill Apartments. Templeton Apartments is under contract to be sold in the fourth quarter 1996 and North Hill is being actively marketed for sale.

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

Operations
----------

Summary of Operations
---------------------

During the first nine months of 1996, the Partnership recognized gains in connection with the 1996 sales of four of the Partnership's properties, which was the primary reason for the increase in net income for the nine months and quarter ended September 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

The Partnership sold the Boulder Springs, Forest Ridge, Timberlake and Willowbend apartment complexes, during the first nine months of 1996. As a result, the Partnership recognized gains totaling $24,672,240. These sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating, real estate taxes and property management fees during 1996 as compared to 1995. These decreases were partially offset by the events described below.

Increased occupancy during 1996 at three of the Partnership's remaining properties partially offset the decrease in rental and service income, and consequently, property management fees.

Due to lower average cash balances, resulting primarily from special distributions to Limited Partners in the second and third quarters of 1996, as well as lower interest rates, interest income on short-term investments decreased for the nine months ended September 30, 1996 as compared to the same period in 1995.

Pinebrook Apartments, in which the Partnership held a minority joint venture interest, was sold during February 1995. As a result of the gain recognized during 1995 in connection with the sale, the Partnership recognized a decrease in participation in income from joint ventures with affiliates during the nine months ended September 30, 1996 when compared to the same period in 1995. The February 1996 sale of Seabrook Apartments, in which the Partnership also held a minority joint venture interest, resulted in the recognition of a gain in the first quarter of 1996, which partially offset the above decrease. The sale of Seabrook Apartments, which was generating a loss prior to its sale, was the primary reason the Partnership recognized participation in income from joint ventures with affiliates during the quarter ended September 30, 1996 as compared to a loss in 1995.

In May 1995, the Boulder Springs Apartments mortgage loan was refinanced and the interest rate decreased. This, along with the 1996 property sales discussed above, resulted in a decrease in interest expense on mortgage notes payable for 1996 as compared to 1995.

In May 1995, the Partnership began to amortize financing fees related to the refinancing of the Boulder Springs Apartments mortgage loan over the term of the loan. This partially offset the decrease in amortization expense related to the 1996 property sales for 1996 as compared to 1995.

In 1996, the Partnership incurred higher exterior repair and maintenance expenditures at several of the Partnership's properties, which partially offset the decreases related to the 1996 property sales for 1996 as compared to 1995.

In 1996, the Partnership recognized extraordinary debt extinguishment expense of $1,472,357 comprised of prepayment penalties related to the Willowbend and Timberlake mortgage loans and the full amortization of deferred financing fees related to the repayment of the mortgage loans in connection with the four property sales.

During 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $41,798 in connection with a settlement reached with the seller of Templeton Park Apartments.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $12,320,000 as of September 30, 1996 when compared to December 31, 1995 due primarily to the net proceeds received in connection with the sales of the Willowbend, Forest

Ridge, Boulder Springs and Timberlake apartment complexes. The Partnership's cash flow provided by operating activities of approximately $1,798,000, was generated primarily from the operations of the Partnership's properties, and was partially offset by the payment of administrative expenses. The Partnership's net cash provided by investing activities of approximately $53,467,000, consisted primarily of the net proceeds received from the sale of the Willowbend, Forest Ridge, Boulder Springs and Timberlake apartment complexes. Cash was used in the Partnership's financing activities primarily for the repayment of the mortgage loans in connection with the 1996 property sales which totaled approximately $32,814,000, principal payments on mortgage notes payable of approximately $1,149,000, and distributions to Limited Partners of approximately $9,345,000. The Partnership also made a special distribution to the Limited Partners from sales proceeds in October 1996 as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, all three of the Partnership's remaining properties generated positive cash flow. The Boulder Springs, Forest Ridge, Timberlake and Willowbend apartment complexes which were sold in 1996, also generated positive cash flow in 1995 and prior to their sales in 1996. The remaining property in which the Partnership holds a minority joint venture interest, North Hill Apartments, generated positive cash flow during 1996 and 1995. Seabrook Apartments, in which the Partnership held a minority joint venture interest, was sold in February 1996 and generated marginal cash flow deficits in 1996 prior to its sale and during 1995. As of September 30, 1996, the occupancy rates of the Partnership's remaining properties ranged from 92% to 99%.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties and has accelerated the Partnership's liquidation strategy. During 1996, the Partnership has sold Seabrook Apartments, in which it held a minority joint venture interest, and the Willowbend, Forest Ridge, Boulder Springs, Timberlake, Forestwood and Heather Ridge apartment complexes. Currently, the Partnership has entered into a contract to sell the Templeton Park Apartments for a sales price of $23,300,000. In addition, the General Partner is actively marketing the North Hill Apartments, in which the Partnership holds a minority joint venture interest.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

The Seabrook Apartments were owned by a joint venture consisting of the Partnership and two affiliates. In February 1996, the joint venture sold the property in an all cash sale for $5,915,000. From the proceeds of the sale, the joint venture paid $5,081,898 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $190,517 in selling costs. The net proceeds of the sale were $642,585, of which $103,770 was the Partnership's share. Pursuant to the terms of the sale, the joint venture was required to holdback $250,000 of the proceeds until August 1996. The full amount of the holdback was released to the joint venture in August 1996. The proceeds received by the Partnership were distributed as part of a special distribution to the Limited Partners in July and October 1996.
See Note 4 of Notes to Financial Statements for additional information.

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

In June 1996, the Partnership sold the Forest Ridge Apartments in an all cash sale for $11,600,000. From the proceeds of the sale, the Partnership paid $7,589,194 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $131,000 in selling costs. Pursuant to the terms of the sale, the Partnership was required to hold back $500,000 of the proceeds until October 1996. The full amount of the holdback was released to the Partnership in October 1996. The remainder of the proceeds were distributed as part of a special distribution to the Limited Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Boulder Springs Apartments in an all cash sale for $14,831,000. From the proceeds of the sale, the Partnership paid $8,046,954 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $449,784 in selling costs. Pursuant to the terms of the sale, the Partnership was required to hold back $500,000 of the proceeds until June 1997. The remainder of the proceeds were distributed as part of a special distribution to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Timberlake Apartments in an all cash sale for $18,134,077. From the proceeds of the sale, the Partnership paid $11,387,150 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $417,029 in selling costs and paid $530,383 of prepayment penalties . Pursuant to the terms of the sale, the Partnership is required to hold back $250,000 of the proceeds until December 1996. The proceeds will be distributed as part of a special distribution to the Limited Partners in January 1997. See Note 4 of Notes to Financial Statements for additional information.

In October 1996, the Partnership sold the Forestwood Apartments in an all cash sale for $10,050,000. From the proceeds of the sale, the Partnership paid $5,754,000 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $336,012 in selling costs and paid $230,160 of prepayment penalties. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Partnership until February 1997. The remainder of the proceeds will be distributed as a special distribution to the Limited Partners in January 1997. See Note 6 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Heather Ridge Apartments in an all cash sale for $8,890,000. From the proceeds of the sale, the Partnership paid $5,117,987 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $271,760 in selling costs and paid $118,051 of prepayment penalties. The proceeds will be distributed as a special distribution to the Limited Partners in January 1997. See Note 6 of Notes to Financial Statements for additional information.

The Partnership's remaining property is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by this loan. This loan matures in the year 2001. However, as mentioned above, the Partnership is actively marketing this property for sale.

In October 1996, the Partnership made a distribution of $6,450,366 ($78.00 per Interest) to the holders of Limited Partnership Interests representing a distribution of Net Cash Receipts of $8.00 per Interest for the third quarter of 1996 and a special distribution of $70.00 per Interest representing Net Cash Proceeds received from sale of the Boulder Springs Apartments. The quarterly distribution level remained unchanged from the second quarter of 1996. Including the October 1996 distribution, Limited Partners have received cumulative cash distributions of $273.50 per $1,000 Interest as well as certain tax benefits. Of this amount, $84.50 has been from Net Cash Receipts and $189.00 has been from Net Cash Proceeds. Future distributions will be primarily comprised of future sale proceeds. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

Proposed class action: On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnership; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

Forestwood Apartments
---------------------

As previously reported, on October 14, 1996, the Partnership contracted to sell the Forestwood Apartments, East Baton Rouge Parish, Louisiana, to an unaffiliated party, New Plan Realty Trust, a Massachusetts business trust, for a sale price of $10,100,000. Pursuant to an amendment, the sale price was reduced to $10,050,000. The sale closed on October 31, 1996. From the proceeds of the sale, the Partnership repaid the first mortgage loan of $5,754,000, and paid closing costs of $264,672, which includes $230,160 of prepayment penalties, and $201,000 to an unaffiliated party as a brokerage commission. An affiliate of the third party providing property management services for the property received a fee of $100,500 for services rendered in connection with the sale of the property. The Partnership received the remaining proceeds of approximately $3,730,000 representing the net proceeds. Of the net sale proceeds, $250,000 will be retained by the Partnership and will not be available for use or distribution by the Partnership until February 1997.

Templeton Park Apartments
-------------------------

As previously reported, on August 26, 1996, the Partnership contracted to sell the Templeton Park Apartments, Colorado Springs, Colorado, to an unaffiliated party, Griffis/Blessing, Inc., a Colorado corporation, for a sale price of $24,500,000. The purchaser exercised its option to terminate the sale; however, the agreement of sale was subsequently reinstated. The Partnership and the purchaser also agreed to reduce the sale price to $23,300,000 and extend the closing date to December 18, 1996. The closing date may be extended to January 17, 1997, upon notice by the purchaser no later than December 11, 1996, and receipt of an additional $50,000 in earnest money. The purchaser may further extend the closing date to February 16, 1997, upon notice by the purchaser no later than January 12, 1997, and receipt of an additional $50,000 in earnest money.

Heather Ridge Apartments
------------------------

As previously reported, on August 19, 1996, the Partnership contracted to sell the Heather Ridge Apartments, Oklahoma City, Oklahoma, to an unaffiliated party, Fowlershore & Flanagan, a California general partnership, for a sale price of $8,890,000. Pursuant to an amendment, the closing was extended from October 30, 1996 to November 6, 1996. The sale closed on November 6, 1996. From the proceeds of the sale, the Partnership repaid the first mortgage loan of $5,117,987, and paid closing costs of $145,336, which includes $118,051 of prepayment penalties, and $155,575 to an unaffiliated party as a brokerage commission. An affiliate of the third party providing property management services for the property received a fee of $88,900 for services rendered in connection with the sale of the property. The Partnership received the remaining proceeds of approximately $3,382,000 representing the net proceeds.

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

(10)(a)(i) Agreement of Sale and attachments thereto relating to the sale of Forestwood Apartments, East Baton Rouge Parish, Louisiana, previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Forestwood Apartments, East Baton Rouge, Louisiana is attached hereto.

(iii) Second Amendment to Agreement of Sale relating to the sale of Forestwood Apartments, East Baton Rouge, Louisiana is attached hereto.

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

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Boulder Springs Apartments, Chesterfield County, Virginia, previously filed as Exhibit
(2)(a)(i) to the Partnership's Current Report on Form 8-K dated August 8, 1996, is incorporated herein by reference.

(ii) Letter dated August 19, 1996 relating to the sale of Boulder Springs Apartments, Chesterfield County, Virginia, previously filed as Exhibit
(2)(a)(ii) to the Partnership's Current Report on Form 8-K dated August 8, 1996, is incorporated herein by reference.

(iii) Amendment to Agreement of Sale relating to the sale of Boulder Springs Apartments, Chesterfield County, Virginia, previously filed as Exhibit
(99)(b)(i) to the Partnership's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(iv) Second Amendment of Agreement of Sale relating to the sale of Boulder Springs Apartments, Chesterfield County, Virginia, previously filed as Exhibit
(99)(b)(ii) to the Partnership's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of Timberlake Apartments, Phase I, Altamonte Springs, Florida, previously filed as Exhibit (2)(b) to the Partnership's Current Report on Form 8-K dated August 8, 1996, is incorporated herein by reference.

(ii) Letter Agreement relating to the sale of Timberlake Apartments, Phase I, Altamonte Springs, Florida, previously filed as Exhibit (99)(c) to the Partnership's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(e)(i) Agreement of Sale and Attachments thereto relating to the sale of Templeton Park Apartments, Colorado Springs, Colorado, previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated August 26, 1996, is incorporated herein by reference.

(ii) Letter agreements relating to the sale of the Templeton Park Apartments, Colorado Springs, Colorado, previously filed as Exhibit (99)(a) to the Partnership's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(iii) Letter agreement and Notice of Disapproval dated October 25, 1996, regarding the sale of Templeton Park Apartments, Colorado Springs, Colorado is attached hereto.

(iv) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Templeton Park Apartments, Colorado Springs, Colorado is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1996 is attached hereto.

(99)(a)(i) Agreement of Sale and attachment thereto relating to the sale of Heather Ridge Apartments, Oklahoma City, Oklahoma, previously filed as Exhibit
(99)(n) to the Partnership's Current Report on Form 8-K dated August 8, 1996, is incorporated herein by reference.

(ii) Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Heather Ridge Apartments, Oklahoma City, Oklahoma, previously filed as Exhibit (99)(d) to the Partnership's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Heather Ridge Apartments, Oklahoma City, Oklahoma is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated August 8, 1996, was filed reporting the execution of contracts for the sales of the Boulder Springs Apartments, Chesterfield County, Virginia, Timberlake Apartments, Phase I, Altamonte Springs, Florida, and the Heather Ridge Apartments, Oklahoma City, Oklahoma, and the termination of the contract for the sale of the Forestwood Apartments, East Baton Rouge Parish, Louisiana.

(ii) A Current Report on Form 8-K dated August 26, 1996, was filed reporting both the execution of a contract for the sale of the Templeton Park Apartments, Colorado Springs, Colorado, and the Termination of the contract for the sale of North Hill Apartments, Atlanta, Georgia.

(iii) A Current Report on Form 8-K dated October 14, 1996, was filed reporting the execution of a contract for the sale of the Forestwood Apartments, East Baton Rouge Parish, Louisiana, a letter agreement relating to the sale of Templeton Park Apartments, Colorado Springs, Colorado, Amendments to the Agreement of Sale relating to Boulder Springs Apartments, Chesterfield County, Virginia, a Letter Agreement relating to the sale of Timberlake Apartments, Phase I, Altamonte Springs, Florida, and an Amendment to Agreement of Sale relating to Heather Ridge Apartments, Oklahoma City, Oklahoma.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        BALCOR REALTY INVESTORS 85-SERIES I
                        A REAL ESTATE LIMITED PARTNERSHIP



                        By:    /s/ Thomas E. Meador
                              --------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Partners-XVI, the General Partner



                        By:    /s/ Jayne A. Kosik
                              --------------------------------
                              Jayne A. Kosik
                              Vice President, and Chief Financial Officer
                              (Principal Accounting Officer) of Balcor
                              Partners-XVI, the General Partner


Date:  November 14, 1996
      -------------------------