Form 10-K
period 1996-12-31
BALCOR REALTY INVESTORS 85 SERIES I
filed 1997-03-28
CIK 751341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
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

The Registrant utilized the net offering proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. The Registrant has disposed of nine of these properties and two of the properties in which it held minority joint venture interests. As of December 31, 1996, the Registrant owned the remaining property and a minority joint venture interest in one additional property as described under Item 2. "Property". In February 1997, the Templeton Park Apartments were sold. The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Registrant's remaining property, Templeton Park Apartments, faces various levels of competition for retention of its tenants from similar types of properties in the vicinity in which it is located. The Registrant has no plans to change the current use of or to renovate its remaining property. See "Item 7. Liquidity and Capital Resources" for additional information.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional property management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt.

While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

During 1996, the Registrant sold Seabrook Apartments, in which it held a minority joint venture interest, and the Willowbend, Forest Ridge - Phase I, Boulder Springs, Timberlake - Phase I, Forestwood and Heather Ridge apartment complexes. During February 1997, the Registrant sold its remaining property, the Templeton Park Apartments. Currently, the General Partner has entered into a contract to sell its last remaining investment, the North Hill Apartments, in which the Registrant holds a minority joint venture interest. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

The Seabrook Apartments, which was owned by a joint venture consisting of the Registrant and two affiliates, was sold during February 1996 for $5,915,000. See "Item 7. Liquidity and Capital Resources" for additional information.

During March 1996, the Registrant sold the Willowbend Apartments in an all cash sale for $9,985,000. See "Item 7. Liquidity and Capital Resources" for additional information.

During June 1996, the Registrant sold the Forest Ridge - Phase I Apartments in an all cash sale for $11,600,000. See "Item 7. Liquidity and Capital Resources" for additional information.

During September 1996, the Registrant sold the Boulder Springs and Timberlake - Phase I apartment complexes in all cash sales for $14,831,000 and $18,134,077, respectively. See "Item 7. Liquidity and Capital Resources" for additional information.

During October 1996, the Registrant sold the Forestwood Apartments in an all cash sale for $10,050,000. See "Item 7. Liquidity and Capital Resources" for additional information.

During November 1996, the Registrant sold the Heather Ridge Apartments in an all cash sale for $8,890,000. See "Item 7. Liquidity and Capital Resources" for additional information.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Item 2. Properties
------------------

As of December 31, 1996, the Registrant owns the property described below, which is owned in fee simple.

Location                     Description of Property
--------                     -----------------------

Colorado Springs, Colorado * Templeton Park Apartments: a 496-unit complex located on approximately 21 acres.

* This property was sold during February 1997. See Note 14 of Notes to Financial Statements.

The above property was held subject to a mortgage loan as described in more detail in Note 5 of Notes to the Financial Statements.

The Registrant also holds a minority joint venture interest in North Hill Apartments, DeKalb County, Georgia. See Note 7 of Notes to Financial Statements for additional information.

The average occupancy rates and effective average rent per unit for each of the last five years for the property owned by the Registrant at December 31, 1996, are described below.

                        1996     1995      1994      1993      1992
                       ------   ------    ------    ------    ------

Templeton Park
  Occupancy rate         93%      97%       96%       96%       98%
  Effective rent        $631     $616      $623      $559      $490

Apartment units in the above property are rented with leases of one year or less, with no tenant occupying greater than ten percent of the property. Real estate taxes incurred in 1996 for the above property totaled $92,754.

The Federal tax basis of the Templeton Park Apartments totaled $15,629,048 as of December 31, 1996. For Federal income tax purpose, the acquisition costs of the property is depreciated over its useful life of 15 years, using the ACRS method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment property.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships_), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the _Affiliated Partnerships_), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships_) and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships.

The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 7,074.

Item 6. Selected Financial Data
-------------------------------

                                     Year ended December 31,
                   ----------------------------------------------------------
                       1996       1995        1994        1993         1992
                   ---------- ----------- -----------  ----------- -----------


Total income      $12,182,124  $16,503,016 $14,888,075  $15,484,410 $17,331,431
Income (loss)
  before gain
  on sales of
  properties and
  extraordinary
  items             1,464,338    2,142,234     529,539    (465,069) (1,653,732)
Net income (loss)  33,263,250    2,142,234     663,204    7,210,490 (1,653,732)

Net income (loss)
 per Limited
 Partnership
 Interest              398.21        25.65       7.94       86.32       (19.80)
Total assets       26,713,606   54,596,297 59,911,923  58,158,518    75,012,096
Mortgage notes
  payable          11,495,334   56,466,198 57,381,930  55,919,126    79,230,302
Distributions per
  Limited Partner-
  ship Interest (A)    191.00        77.50       5.00        None          None

(A) These amounts include a distribution of original capital of $160 and $29 per Limited Partnership Interest for the years 1996 and 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

During 1996, Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") recognized gains in connection with the 1996 sales of six of the Partnership's properties, which was the primary reason for the increase in net income for 1996 as compared to 1995. The Pinebrook Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate was sold in 1995. The Partnership recognized its share of the gain on sale, which is the primary reason the Partnership generated higher net income in 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

The Partnership sold the Willowbend, Forest Ridge - Phase I, Boulder Springs, Timberlake - Phase I, Forestwood and Heather Ridge apartment complexes in 1996. As a result, the Partnership recognized gains totaling $33,803,968. These sales also resulted in a decrease in rental and service income during 1996 as compared to 1995.

Due to higher average cash balances resulting from net proceeds received in connection with the 1996 property sales, interest income on short-term investments increased for 1996 as compared to 1995.

Pinebrook Apartments, in which the Partnership held a minority joint venture interest, was sold during February 1995. As a result of the $780,279 gain recognized during 1995 in connection with the sale, the Partnership recognized a decrease in participation in income from joint ventures with affiliates during 1996 as compared to 1995.

The February 1996 sale of Seabrook Apartments, in which the Partnership also held a minority joint venture interest, resulted in the recognition of a $167,739 gain in 1996, which partially offset the above decrease.

Interest expense on mortgage notes payable decreased during 1996 as compared to 1995 primarily due to the 1996 property sales.

Depreciation expense decreased during 1996 as compared to 1995 due to the 1996 property sales.

Amortization of deferred expenses decreased during 1996 as compared to 1995 due to the 1996 property sales.

Property operating expense decreased by approximately $1,304,000 in 1996 as compared to 1995 due to the 1996 property sales. This decrease was offset by an increase in payroll, utilities and exterior repair and maintenance expenditures at several of the Partnership's properties of approximately $388,000.

Real estate tax expense decreased during 1996 as compared to 1995 due to the 1996 property sales.

Property management fees decreased during 1996 as compared to 1995 due to the 1996 property sales.

In 1996, the Partnership recognized extraordinary debt extinguishment expense comprised of prepayment penalties related to the Willowbend, Timberlake - Phase I, Forestwood and Heather Ridge mortgage loans and the write off of the remaining unamortized deferred expenses related to the repayment of the mortgage loans in connection with the six property sales totaling $2,031,779.

1995 Compared to 1994
---------------------

Increased rental rates during 1995 at most of the Partnership's properties resulted in increased rental and service income during 1995 as compared to 1994.

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

North Hill Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In connection with the December 1994 North Hill Apartments refinancing, the joint venture received a refund relating to prior year payments made to Mutual Benefit Life Insurance Company representing its 1% guaranty fee on the original North Hill Apartments mortgage loan.

As a result, the joint venture recognized a $534,659 extraordinary gain on forgiveness of debt in 1994, of which $133,665 represents the Partnership's share.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $14,003,000 as of December 31, 1996 as compared to December 31, 1995, primarily due to Net Cash Proceeds received from the 1996 property sales. The Partnership's cash flow provided by operating activities of approximately $2,103,000, was generated primarily from the operations of the Partnership's properties and was partially offset by the payment of administrative expenses. The Partnership's net cash provided by investing activities of approximately $71,839,000, consisted primarily of the proceeds received from the 1996 property sales. Cash was used in the Partnership's financing activities of approximately $59,939,000 primarily for the repayment of the mortgage loans in connection with the 1996 property sales which totaled approximately $43,686,000, principal payments on mortgage notes payable of approximately $1,285,000 and distributions to Limited Partners of approximately $15,795,000. In addition, in January 1997, the Partnership made a special distribution of $12,818,035 to the Limited Partners and in February 1997 received net proceeds of approximately $11,389,000 from the sale of Templeton Park Apartments.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, the Templeton Park Apartments generated positive cash flow. The Boulder Springs, Forest Ridge - Phase I, Timberlake - Phase I, Forestwood, Heather Ridge and Willowbend apartment complexes which were sold in 1996, also generated positive cash flow in 1995 and prior to their sales in 1996. The remaining property in which the Partnership holds a minority joint venture interest, North Hill Apartments, generated positive cash flow during 1996 and 1995. Seabrook Apartments, in which the Partnership held a minority joint venture interest, was sold in February 1996 and generated marginal cash flow deficits in 1995 and prior to its sale in 1996. In addition, Pinebrook Apartments, in which the Partnership held a minority joint venture interest, was sold in February 1995 and generated a marginal cash flow deficit prior to its sale. As of December 31, 1996, the occupancy rate at Templeton Park Apartments was 93%.

Templeton Apartments is located in northeast Colorado Springs, Colorado which is considered a good sub-market; however, it ranks behind the northwestern and southwestern sections of the city. The entire multi-family market consists of approximately 30,000 units which averaged 96% occupancy in 1996. Average occupancy at the property in 1996 was 95%, while the sub-market occupancy for similar product type averaged 97%. Due to higher density and lower curb appeal, Templeton Apartments is considered only average for the sub-market and, therefore, runs slightly behind the higher quality properties. As Colorado Springs has continued its economic recovery, the housing market has seen some construction of multi-family units with approximately 1,400 units built in 1996 and another 2,000 units currently being planned for 1997. The additional supply in the market may cause a softening in the overall market.

During 1996, the Partnership sold Seabrook Apartments, in which it held a minority joint venture interest, and the Willowbend, Forest Ridge - Phase I, Boulder Springs, Timberlake - Phase I, Forestwood and Heather Ridge apartment complexes. During 1997, the Partnership sold its remaining property, the Templeton Park Apartments, for a sale price of $23,300,000. Currently, the General Partner has entered a contract to sell its remaining property, the North Hill Apartments, in which the Partnership holds a minority joint venture interest. A majority of the proceeds from the sale of the Templeton Park Apartments will be distributed in 1997. The Partnership will retain a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

The Seabrook Apartments was owned by a joint venture consisting of the Partnership and two affiliates. In February 1996, the joint venture sold the property in an all cash sale for $5,915,000. From the proceeds of the sale, the joint venture paid $5,081,898 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $190,517 in selling costs. The net proceeds of the sale were $642,585, of which $103,770 was the Partnership's share. Pursuant to the terms of the sale, $250,000 of the proceeds were retained by the joint venture until August 1996 at which time the proceeds were released by the joint venture. The proceeds received by the Partnership were distributed as part of special distributions to the Limited Partners in July and October 1996. See Note 7 of Notes to Financial Statements for additional information.

In March 1996, the Partnership sold the Willowbend Apartments in an all cash sale for $9,985,000. From the proceeds of the sale, the Partnership paid $5,790,869 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $240,515 in selling costs and paid $243,712 of prepayment penalties. The remainder of the proceeds were distributed as part of a special distribution to the Limited Partners in July 1996. See Note 10 of Notes to Financial Statements for additional information.

In June 1996, the Partnership sold the Forest Ridge - Phase I Apartments in an all cash sale for $11,600,000. From the proceeds of the sale, the Partnership paid $7,589,194 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $131,000 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds were retained by the Partnership until October 1996 at which time the proceeds were released by the Partnership. The proceeds were distributed as part of special distributions to the Limited Partners in July 1996 and October 1996. See Note 10 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Boulder Springs Apartments in an all cash sale for $14,831,000. From the proceeds of the sale, the Partnership paid $8,046,954 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $449,784 in selling costs.

Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until June 1997. The remainder of the proceeds were distributed as part of a special distribution to the Limited Partners in October 1996. See
Note 10 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Timberlake Apartments - Phase I in an all cash sale for $18,134,077. From the proceeds of the sale, the Partnership paid $11,387,150 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $424,282 in selling costs and paid $530,383 of prepayment penalties. Pursuant to the terms of the sale, $250,000 of the proceeds were retained by the Partnership until December 1996 at which time the proceeds were released by the Partnership. The proceeds were distributed as part of a special distribution to the Limited Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

In October 1996, the Partnership sold the Forestwood Apartments in an all cash sale for $10,050,000. From the proceeds of the sale, the Partnership paid $5,754,000 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $336,012 in selling costs and paid $230,160 of prepayment penalties. Pursuant to the terms of the sale, $250,000 of the proceeds were retained by the Partnership until February 1997, at which time the proceeds were released by the Partnership. A portion of the proceeds was distributed as a special distribution to the Limited Partners in January 1997 and the remainder of the proceeds will be distributed as a special distribution to the Limited Partners in 1997. See Note 10 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Heather Ridge Apartments in an all cash sale for $8,890,000. From the proceeds of the sale, the Partnership paid $5,117,987 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $271,760 in selling costs and paid $115,175 of prepayment penalties. The proceeds were distributed as a special distribution to the Limited Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

In February 1997, the Partnership sold the Templeton Park Apartments in an all cash sale for $23,300,000. From the proceeds of the sale, the Partnership paid $11,458,759 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $451,499 in selling costs and paid $1,025,000 to the lender as a percentage of proceeds in excess of the outstanding mortgage debt. Available proceeds will be distributed as a special distribution to the Limited Partners in 1997. See Note 14 of Notes to Financial Statements for additional information.

The Partnership made four distributions in 1996 and 1995 and one distribution in 1994 totaling $191.00, $77.50 and $5.00 per Interest, respectively. See Statement of Partner's Capital for additional information. Distributions were comprised of $31.00 per Interest of Net Cash Receipts and $160.00 per Interest of Net Cash Proceeds in 1996, $48.50 per Interest of Net Cash Receipts and $29.00 per Interest of Net Cash Proceeds in 1995, and $5.00 per Interest of Net Cash Receipts in 1994.

Distributions increased in 1996 as compared to 1995 primarily due to property sales. Distributions increased in 1995 as compared to 1994 since the Partnership commenced distributions in the fourth quarter of 1994 as a result of improved property operations at the Partnership's properties.

In January 1997, the Partnership made a distribution of $13,479,611 ($163.00 per Interest) to the holders of Limited Partnership Interests representing a distribution of Net Cash Receipts of $8.00 per Interest for the fourth quarter of 1996 and a special distribution of $155.00 per Interest representing Net Cash Proceeds received from sales of the Timberlake - Phase I, Forestwood and Heather Ridge apartment complexes. Including the January 1997 distribution, Limited Partners have received cumulative cash distributions of $436.50 per $1,000 Interest as well as certain tax benefits. Of this amount, $92.50 has been from Net Cash Receipts and $344.00 has been from Net Cash Proceeds. A majority of the proceeds from the sale of Templeton Park Apartments will be distributed in 1997. In light of results to date investors will not recover all of their original investment.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:


                        December 31, 1996          December 31, 1995
                    -------------------------    -------------------------
                      Financial        Tax        Financial        Tax
                      Statements     Returns     Statements      Returns
                    -------------   ---------    -----------  ------------
Total assets          $26,713,606 $20,349,243    $54,596,297   $42,014,617
Partners' capital
  (deficit) accounts:
    General Partner     (362,126)   (789,769)      (694,758)   (1,493,089)
    Limited Partners   14,675,847  16,803,622    (2,459,643)  (16,080,496)
Net income:
  General Partner         332,632     703,320         21,422        87,276
  Limited Partners     32,930,618  48,679,246      2,120,812     1,782,797
Per Limited Part-
  nership Interest         398.21      588.65          25.65         21.56

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVI, its General Partner, has either a Board of Directors or a Board of Advisors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

                   TITLE                          OFFICERS
                  -------                        ----------

         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary

      Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

       Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

       James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions.

       From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

       John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

       Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,445 in 1996 with respect to one of the executive officers and directors of the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entities are the sole Limited Partners which own beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
------------------------------------------------------------------------------
Limited             WIG 85              3,131.13       3.75%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

Limited             Metropolitan        2,654.15       3.18%
Partnership         Acquisition VII     Limited
Interests           Greenville,         Partnership
                    South Carolina      Interests

While WIG 85-I Partners and Metropolitan Acquisition VII individually own less than 5% of the Interests, for purposes of this Item 12, WIG 85-I Partners is an affiliate of Metropolitan Acquisition VII and, collectively, they own 6.93% of the Interests.

(b) Balcor Partners-XVI and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                Amount
                                Beneficially
Title of Class                  Owned                 Percent of Class
-------------------------------------------------------------------------------
Limited Partnership
Interest                        880 Interests            Less than 1%


Relatives and affiliates of the officers and partners of the General Partner own fifteen additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

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

(4) The Subscription Agreement as set forth as Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated November 29, 1984 (Registration No. 2-92777) and Form of Confirmation regarding Interests in the Partnership as set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995 are incorporated herein by reference.

(10)(a)(i) Agreement of Sale and attachments thereto relating to the sale of Forestwood Apartments, East Baton Rouge Parish, Louisiana, previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Forestwood Apartments, East Baton Rouge, Louisiana previously filed as Exhibit (10)(a)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of Forestwood Apartments, East Baton Rouge, Louisiana previously filed as Exhibit
(10)(a)(iii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

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

(iii) Letter agreement and Notice of Disapproval dated October 25, 1996, regarding the sale of Templeton Park Apartments, Colorado Springs, Colorado previously filed as Exhibit (10)(e)(iii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iv) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Templeton Park Apartments, Colorado Springs, Colorado previously filed as Exhibit (10)(e)(iv) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(v) Letter Agreements dated November 21, 1996, December 6, 1996, December 11, 1996, December 13, 1996, December 20, 1996, and January 20, 1997, relating to the sale of the Templeton Park Apartments, Colorado Springs, Colorado, previously filed as Exhibit (99)(i) to the Registrant's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(vi) Second Amendment to Agreement of Sale and Escrow Agreement dated January 3, 1997, relating to the sale of the Templeton Park Apartments, Colorado Springs, Colorado, previously filed as Exhibit (99)(ii) to the Registrant's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(f)(i) Agreement of Sale and attachment thereto relating to the sale of North Hill Apartments, Atlanta, Georgia, previously filed as Exhibit (2)(a)(i) to the Registrant's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

(ii) Termination Notice relating to the sale of North Hill Apartments, Atlanta, Georgia, previously filed as Exhibit (2)(a)(ii) to the Registrant's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

(iii) Reinstatement of, and First Amendment to the Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, Atlanta, Georgia, previously filed as Exhibit (2)(a)(iii) to the Registrant's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1996 is attached hereto.

(99)(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated October 14, 1996, was filed reporting the execution of a contract for the sale of the Forestwood Apartments, East Baton Rouge Parish, Louisiana, a letter agreement relating to the sale of Templeton Park Apartments, Colorado Springs, Colorado, Amendments to the Agreement of Sale relating to Boulder Springs Apartments, Chesterfield County, Virginia, a Letter Agreement relating to the sale of Timberlake Apartments, Phase I, Altamonte Springs, Florida, and an Amendment to Agreement of Sale relating to Heather Ridge Apartments, Oklahoma City, Oklahoma.

(ii) A Current Report on Form 8-K dated February 21, 1997, was filed reporting the closing of the Templeton Park Apartments sale, and the execution of a contract for the sale of the North Hill Apartments, Atlanta, Georgia.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index for Financial Statements and Financial Statement Schedule in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 85-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Jayne A. Kosik
                             --------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer)
                             of Balcor Partners-XVI,
                             the General Partner

Date: March 27, 1997
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Title                        Date
----------------------   ------------------------------   ---------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-
/s/Thomas E. Meador      XVI, the General Partner           March 27, 1997
--------------------                                        ---------------
  Thomas E. Meador

                         Managing Director and
                         Chief Financial Officer
                         (Principal Accounting
                         Officer) of
                         Balcor Partners-XVI, the
                         General Partner
/s/Jayne A. Kosik                                           March 27, 1997
--------------------                                        ---------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors 85-Series I
A Real Estate Limited Partnership:

We have audited the financial statements and financial statement schedule of Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series I A Real Estate Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information required to be included therein.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate asset. Upon disposition of its remaining real estate asset and resoulution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.


                                      /s/Coopers & Lybrand, L.L.P.
                                      COOPERS & LYBRAND L.L.P.



Chicago, Illinois
March 24, 1997

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                            December 31, 1996 and 1995


                                    ASSETS

                                                   1996            1995
                                               -----------     -----------
Cash and cash equivalents                    $ 16,372,728    $  2,369,231
Accounts and accrued interest receivable          168,416          19,630
Escrow deposits                                                 1,652,919
Prepaid expenses                                   29,911         158,090
Deferred expenses, net of accumulated
  amortization of $302,544 in 1995                              1,027,098
                                             -------------   -------------
                                               16,571,055       5,226,968
                                             -------------   -------------
Investment in real estate:
  Land                                          1,958,223      12,380,326
  Buildings and improvements                   15,033,831      65,940,832
                                             -------------   -------------
                                               16,992,054      78,321,158
  Less accumulated depreciation                 6,849,503      28,951,829
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     10,142,551      49,369,329
                                             -------------   -------------
                                             $ 26,713,606    $ 54,596,297
                                             =============   =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                             $    120,413    $    218,237
Due to affiliates                                 130,331          24,501
Accrued liabilities, principally
  real estate taxes                                91,810         330,103
Security deposits                                  62,326         262,183
Losses in excess of investments in joint
   ventures with affiliates                       499,671         449,476
Mortgage notes payable                         11,495,334      56,466,198
                                             -------------   -------------
     Total liabilities                         12,399,885      57,750,698
                                             -------------   -------------

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                            December 31, 1996 and 1995
                                   (Continued)


Commitments and contingencies

Limited Partners' capital (deficit)
  (82,697 Interests issued and outstanding)    14,675,847      (2,459,643)

General Partner's deficit                        (362,126)       (694,758)
                                             -------------   -------------
     Total partners' capital (deficit)         14,313,721      (3,154,401)
                                             -------------   -------------
                                             $ 26,713,606    $ 54,596,297
                                             =============   =============


The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1996, 1995 and 1994


                             Partners' Capital   (Deficit)      Accounts
                             --------------- -------------- ---------------
                                                 General         Limited
                                   Total         Partner        Partners
                             --------------- -------------- ---------------

Balance at December 31, 1993 $      862,664  $    (722,812) $    1,585,476

Cash distributions (A)             (413,485)                      (413,485)

Net income for the year
   ended December 31, 1994          663,204          6,632         656,572
                             --------------- -------------- ---------------
Balance at December 31, 1994      1,112,383       (716,180)      1,828,563

Cash distributions (A)           (6,409,018)                    (6,409,018)

Net income for the year
   ended December 31, 1995        2,142,234         21,422       2,120,812
                             --------------- -------------- ---------------
Balance at December 31, 1995     (3,154,401)      (694,758)     (2,459,643)

Cash distributions (A)          (15,795,128)                   (15,795,128)

Net income for the year
   ended December 31, 1996       33,263,250        332,632      32,930,618
                             --------------- -------------- ---------------
Balance at December 31, 1996 $   14,313,721  $    (362,126) $   14,675,847
                             =============== ============== ===============


(A) Summary of cash distributions per Interest:

                                   1996           1995           1994
                             --------------- -------------- ---------------
              First Quarter  $         7.50  $        5.00           None
              Second Quarter           7.50           5.00           None
              Third Quarter           98.00          45.00           None
              Fourth Quarter          78.00          22.50  $        5.00



The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994


                                   1996            1995           1994
                             ---------------   ------------   -------------
Income:
  Rental and service         $   11,631,972  $  15,525,153  $   14,972,425
  Interest on short-term
    investments                     397,985        325,145         233,282
  Participation in income
    (losses) of joint
    ventures with affiliates        152,167        652,718        (317,632)
                             --------------- -------------- ---------------
    Total income                 12,182,124     16,503,016      14,888,075
                             --------------- -------------- ---------------

Expenses:
  Interest on mortgage
    notes payable                 3,095,977      4,768,731       4,969,653
  Depreciation                    1,394,022      1,924,801       1,925,074
  Amortization of deferred
    expenses                        114,749        156,022         154,912
  Property operating              4,262,946      5,179,036       4,985,291
  Real estate taxes                 650,872        923,313         991,624
  Property management fees          588,558        765,223         747,795
  Administrative                    583,939        643,656         584,187
                             --------------- -------------- ---------------
    Total expenses               10,691,063     14,360,782      14,358,536
                             --------------- -------------- ---------------
Income before gain on
  sales of properties and
  extraordinary items             1,491,061      2,142,234         529,539

Gain on sales of properties      33,803,968
                             --------------- -------------- ---------------
Income before
  extraordinary items            35,295,029      2,142,234         529,539

Extraordinary items:
  Debt extinguishment expense    (2,031,779)
  Participation in gain on
    forgiveness of debt from
    joint venture with
    an affiliate                                                   133,665
                             --------------- -------------- ---------------
Net income                   $   33,263,250  $   2,142,234  $      663,204
                             =============== ============== ===============

The accompanying notes are an integral part of the financial statements.

                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                   1996            1995           1994
                             --------------- -------------- ---------------
Income before extraordinary
  items allocated to General
  Partner                    $      352,950  $      21,422  $        5,295
                             =============== ============== ===============
Income before extraordinary
  items allocated to Limited
  Partners                   $   34,942,079  $   2,120,812  $      524,244
                             =============== ============== ===============
Income before extraordinary
  items per Limited
  Partnership Interest
  (82,697 issued and
  outstanding)               $       422.53  $       25.65  $         6.34
                             =============== ============== ===============
Extraordinary items
  allocated to General
  Partner                    $      (20,318)          None  $        1,337
                             =============== ============== ===============
Extraordinary items
  allocated to Limited
  Partners                   $   (2,011,461)          None  $      132,328
                             =============== ============== ===============
Extraordinary items per
  Limited Partnership
  Interest(82,697 issued and
  outstanding)               $       (24.32)          None  $         1.60
                             =============== ============== ===============
Net income allocated to
  General Partner            $      332,632  $      21,422  $        6,632
                             =============== ============== ===============
Net income allocated to
  Limited Partners           $   32,930,618  $   2,120,812  $      656,572
                             =============== ============== ===============
Net income per Limited
  Partnership Interest
  (82,697 issued and
  outstanding)               $       398.21  $       25.65  $         7.94
                             =============== ============== ===============




The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994


                                   1996            1995           1994
                             --------------- -------------- ---------------
Operating activities:
  Net income                 $   33,263,250  $   2,142,234  $      663,204
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Gain on sales of
        properties              (33,803,968)
      Debt extinguishment
        expense                     912,349
      Participation in income
        of joint ventures
        with affiliates            (152,167)      (652,718)        317,632
      Participation in gain
        on forgiveness of
        debt from joint
        venture with an
        affiliate                                                 (133,665)
      Depreciation of
        properties                1,394,022      1,924,801       1,925,074
      Amortization of
        deferred expenses           114,749        156,022         154,912
      Net change in:
      Accounts and accrued
        interest receivable        (148,786)         9,197         426,996
      Escrow deposits               825,837       (233,177)         29,178
      Prepaid expenses              128,179       (158,090)
      Accounts payable              (97,824)        84,494          29,230
      Due to affiliates             105,830        (50,912)         (4,149)
      Accrued liabilities          (238,293)       (36,525)         (2,758)
      Security deposits            (199,857)       (25,901)        (11,015)
                             --------------- -------------- ---------------
  Net cash provided by
    operating activities          2,103,321      3,159,425       3,394,639
                             --------------- -------------- ---------------

Investing activities:
  Capital contributions to
    joint ventures with
    affiliates                      (14,532)       (42,706)       (280,003)
  Distributions from joint
    ventures with affiliates        216,894        591,158         125,610
  Proceeds from sale of
    real estate                  73,490,077
  Payment of selling costs       (1,853,353)
                             --------------- -------------- ---------------

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)


                                  1996            1995           1994
                            --------------- -------------- ---------------

 Net cash provided by or
    used in investing
    activities                   71,839,086        548,452        (154,393)
                             --------------- -------------- ---------------
Financing activities:
  Distributions to
    Limited Partners         $  (15,795,128) $  (6,409,018) $     (413,485)
  Repayment of mortgage
    notes payable               (43,686,154)    (7,786,649)    (10,563,000)
  Proceeds from issuance of
    mortgage note payable                        8,140,000      12,890,000
  Principal payments on
    mortgage notes payable       (1,284,710)    (1,269,083)       (864,196)
  Disbursements from
    improvement escrows             827,082         89,678
  Payment of deferred
    expenses                                      (209,967)       (396,203)
  Funding of improvement
    escrows                                       (369,000)       (547,760)
                             --------------- -------------- ---------------
  Net cash used in or
    provided by financing
    activities                  (59,938,910)    (7,814,039)        105,356
                             --------------- -------------- ---------------

Net change in cash and
  cash equivalents               14,003,497     (4,106,162)      3,345,602
Cash and cash equivalents at
  beginning of period             2,369,231      6,475,393       3,129,791
                             --------------- -------------- ---------------
Cash and cash equivalents
  at end of period           $   16,372,728  $   2,369,231  $    6,475,393
                             =============== ============== ===============



The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.       Nature of the Partnership's Business:

Balcor Realty Investors 85-Series I A Real Estate Limited Partnership is engaged principally in the operation of the Templeton Park Apartments located in Colorado Springs, Colorado.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold Seabrook Apartments, in which it held a minority joint venture interest, and the Willowbend, Forest Ridge -
Phase I, Boulder Springs, Timberlake - Phase I, Forestwood and Heather Ridge apartment complexes. During 1997, the Partnership sold the Templeton Park Apartments. Currently, the General Partner has entered a contract to sell its remaining investment, the North Hill Apartments, in which the Partnership holds a minority joint venture interest. A majority of the proceeds from the sale of the Templeton Park Apartments will be distributed in 1997. The Partnership will retain a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 13 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reservesmay be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Investment in joint ventures-affiliates represents the Partnership's 25% interest in the North Hill Apartments at December 31, 1996 and also included a 15.4% interest in Seabrook Apartments at December 31, 1995, all of which are recorded under the equity method of accounting. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss. Depreciation recognized in connection with the ownership of real estate by the joint ventures has resulted in the Partnership's share of cumulative losses exceeding the net amounts invested in the joint ventures. This has resulted in the classification of the investment as "Losses in excess of investments in joint ventures with affiliates" in the accompanying financial statements.

(e) Deferred expenses consist of loan modification and financing fees which are amortized over the terms of the respective agreements and are fully amortized when a property is sold. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(g) The Financial Accounting Standard Board's Statement No. 107, _Disclosures About Fair Value of Financial Instruments_, requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(h) Cash and cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore no provision for income taxes is made in the financial statements of the Partnership.

4. Partnership Agreement:

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

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 and 1995 consisted of the following:
                      Carrying           Carrying
Property              Amount of          Amount of
Pledged as            Notes at            Notes at
Collateral            12/31/96            12/31/95
--------------        ----------        ----------
Apartment Complexes:
Boulder Springs(A)         None         $ 8,097,672
Forest Ridge
 Phase I (B)               None           7,613,575
Forestwood (C)             None           5,790,811
Heather Ridge (D)          None           5,174,909
Templeton Park(E)   $11,495,334          12,512,165
Timberlake
 Phase I (F)               None          11,467,036
Willow Bend (G)            None           5,810,030
                     ----------          ----------
Total               $11,495,334         $56,466,198
                    ===========          ==========

(A) In May 1995, this loan was refinanced. The interest rate decreased from 12.875% to 7.59%, the maturity date was extended from June 1995 to June 2002, and the monthly payment decreased from $90,457 to $57,419. In September 1996, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(B) In June 1996, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(C) In October 1996, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(D) In November 1996, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(E) In accordance with the 1989 loan modification, the interest rate will be adjusted on certain "adjustment dates". The next adjustment date is June 1, 1998 with subsequent adjustments every five years thereafter. In addition, 50% of property cash flow must be paid annually and will be applied against the outstanding principal on the loan. Upon the sale or refinancing of the property, the lender will participate in a percentage of the proceeds in excess of the outstanding mortgage debt. In February 1997, this property was sold. The Partnership was making monthly payments of principal and interest prior to the sale of this property. See Note 14 of Notes to Financial Statements for additional information.

(F) In September 1996, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

(G) In March 1996, this property was sold. See Note 10 of Notes to Financial Statements for additional information.

During 1996, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable to unaffiliated parties of $3,122,700, $4,768,731 and $4,969,653, respectively.

Real estate held for sale with an aggregate carrying value of $10,142,551 at December 31, 1996 was pledged as collateral for repayment of the mortgage loan.

6. Management Agreements:

As of December 31, 1996, the remaining property owned by the Partnership was managed by a third-party management company. This management agreement provided for annual fees of 5% of gross operating receipts.

7. Investment in Joint Ventures with Affiliates:

The Partnership owned a 48.4% and a 15.4% joint venture interests in Pinebrook and Seabrook apartment complexes, which were sold in February 1995 and 1996, respectively. As of December 31, 1996, the Partnership owns a 25% joint venture interest in North Hill Apartments. The joint venture partner is an affiliate of the Partnership with investment objectives similar to those of the Partnership.

During 1996 and 1995, the Partnership received net distributions of $202,362 and $548,452, respectively and during 1994, the Partnership made net contributions of $154,393, all of which were related to the three joint venture interests held by the Partnership.

Seabrook Apartments was owned by a joint venture (the "Joint Venture") consisting of the Partnership and two affiliates. The Partnership and the affiliates held participating percentages in the Joint Venture of 15.43% and 84.57%, respectively. In February 1996, the Joint Venture sold the property in an all cash sale for $5,915,000. From the proceeds of the sale, the Joint Venture paid $5,081,898 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $190,517 in selling costs. The Joint Venture recognized a gain of $1,363,431 form the sale of this property, of which $167,739 is the Partnership's share.

Pinebrook Apartments was owned by a joint venture (the "Joint Venture") consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the Joint Venture of 48.43% and 51.57%, respectively. In February 1995, the Joint Venture sold the property in an all cash sale for $6,140,000. From the proceeds of the sale, the Joint Venture paid $5,058,226 to the third party mortgage holders in full satisfaction of the first, second and fourth mortgage loans, as well as a brokerage commission and other closing costs. Additionally, the Joint Venture paid approximately $716,729 to Pinebrook Limited Partnership in full satisfaction of the outstanding amount of its loan. The Joint Venture recognized a gain of $1,814,970 in 1995 of which $780,279 is the Partnership's share.

North Hill Apartments is owned by a joint venture ("Joint Venture") in which the Partnership and an affiliate have participating percentages of 25% and 75%, respectively. In December 1994, the $18,700,000 tax-exempt bond issue which funded the first mortgage financing collateralized by the property was refinanced. The interest rate increased from 6.75% to 8.09% and the maturity date was extended from December 1994 to December 2024. As a condition of the new agreement, on January 1, 2005, at the discretion of both the Joint Venture and the lender, the bonds will either be repaid or remarketed. Under the terms of the new loan, monthly payments increased from $105,188 to $124,920. The Joint Venture repaid the existing mortgage loan of $18,700,000 with proceeds from the new mortgage loan of $16,795,600, which was net of a discount of $84,400, proceeds of a $1,350,000 note to an unaffiliated party, and Joint Venture cash reserves, which included amounts previously held in escrow by the trustee which were refunded to the Joint Venture in conjunction with the refinancing. See Note 11 of Notes to Financial Statements.

The $1,350,000 note to an unaffiliated party is non-interest bearing, is not collateralized by the property, and will be repaid only to the extent net sales proceeds exceed a certain predetermined level.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof.

The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax return due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1995 in the financial statements is $16,119,316 less than the tax income of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees    None    None     None    None $738,965    None
Reimbursement of
  expenses to General
  Partner at cost:
   Accounting            $18,983 $20,819  $43,360  $2,930   61,640 $25,026
   Data processing         6,614   3,367   30,442   3,365   53,294  10,763
   Investor
     communications         None    None    6,695    None   20,271   8,230
   Legal                  13,987  15,339   21,029   2,121   12,118   4,920
   Other                   9,265   7,691    9,920     167   15,653   6,355
   Portfolio management   75,787  83,115  118,040  15,918   49,554  20,119


The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program, however, the General Partner is reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $18,404, $105,794 and $146,555 in 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all seven of the Partnership's properties until the affiliate was sold to a third party in November 1994.

10. Property Sales:

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

In June 1996, the Partnership sold the Forest Ridge - Phase I Apartments in an all cash sale for $11,600,000. From the proceeds of the sale, the Partnership paid $7,589,194 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $131,000 in selling costs. The basis of the property was $7,943,421, which is net of accumulated depreciation of $4,357,296. For financial statement purposes, the Partnership recognized a gain of $3,525,579 from the sale of this property.

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

In September 1996, the Partnership sold the Timberlake - Phase I Apartments in an all cash sale for $18,134,077. From the proceeds of the sale, the Partnership paid $11,387,150 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $424,282 in selling costs, and paid $530,383 of prepayment penalties. The basis of the property was $9,775,943, which is net of accumulated depreciation of $5,445,035. For financial statement purposes, the Partnership recognized a gain of $7,933,852 from the sale of this property.

In October 1996, the Partnership sold the Forestwood Apartments in an all cash sale for $10,050,000. From the proceeds of the sale, the Partnership paid $5,754,000 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $336,012 in selling costs and paid $230,160 of prepayment penalties. The basis of the property was $5,648,699, which is net of accumulated depreciation of $3,297,975. For financial statement purposes, the Partnership recognized a gain of $4,065,289 from the sale of this property.

In November 1996, the Partnership sold the Heather Ridge Apartments in an all cash sale for $8,890,000. From the proceeds of the sale, the Partnership paid $5,117,987 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $271,760 in selling costs and paid $115,175 of prepayment penalties. The basis of the property was $3,544,547, which is net of accumulated depreciation of $3,644,381. For financial statement purposes, the Partnership recognized a gain of $5,073,693 from the sale of this property.

11. Extraordinary Items:

(a) In connection with the sales of the Partnership's properties during 1996, the Partnership paid prepayment penalties of $243,712, $530,383, $230,160 and $115,175 relating to the Willowbend, Timberlake - Phase I, Forestwood and Heather Ridge mortgage loans, respectively. In addition, the Partnership wrote off the remaining unamortized deferred expenses relating to six of the properties sold during 1996 totaling $912,349. These amounts were recognized as extraordinary items and classified as debt extinguishment expense.

(b) North Hill Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In connection with the December 1994 refinancing of the property, the joint venture received a refund of the escrow account held by the trustee representing the amount which would have been paid to Mutual Benefit Life Insurance Company as its 1% guaranty fee on the original mortgage loan. As a result, the joint venture recognized a $534,659 extraordinary gain on forgiveness of debt in 1994, of which $133,665 represents the Partnership's share.

12. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

13. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

14. Subsequent Events:

(a) In January 1997, the Partnership made a distribution of $13,479,611 ($163.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $8.00 per Interest for the fourth quarter of 1996 and a special distribution of $155.00 per Interest representing Net Cash Proceeds received from sales of the Timberlake - Phase I, Forestwood, and the Heather Ridge apartment complexes.

(b) In February 1997, the Partnership sold the Templeton Park Apartments in an all cash sale for $23,300,000. From the proceeds of the sale, the Partnership paid $11,458,759 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $451,499 in selling costs and $1,025,000 to the lender as a percentage of proceeds in excess of the outstanding mortgage debt. For financial statement purposes, the Partnership will recognize a gain of approximately $12,769,000 from the sale of this property during the first quarter of 1997.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)
                            as of December 31, 1996

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

        Col. A                 Col. B           Col. C                       Col. D
--------------------         ----------   ------------------   ---------------------------------
                                             Initial Cost               Cost Adjustments
                                            to Partnership         Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings              Carrying     Reduction
                               Encum-              and Im-     Improve-   Costs        of Basis
     Description              brances     Land    provements    ments       (a)           (b)
---------------------         -------   -------- ------------ ---------   ---------   ---------
Templeton Park Apts.,
  496 units in
  Colorado Springs, CO          (e)   $2,001,000  $13,658,000      None   $1,677,310  $ (344,256)
                                      ----------   ----------  --------   ----------  ------------
    Total                             $2,001,000  $13,658,000      None   $1,677,310  $ (344,256)
                                     ===========  ===========  ========   ==========  ============

See notes (a) through (f)

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)
                            as of December 31, 1996

        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Cont.)
       Col. A                          Col. E                 Col. F    Col. G        Col. H      Col. I
 ------------------       --------------------------------   --------  --------       ------  --------------
                               Gross Amounts at Which                                            Life Upon
                             Carried at Close of Period                                        Which Depre-
                              -------------------------------                                   ciation in
                                    Buildings               Accumulated    Date       Date     Latest Income
                                     and Im-       Total     Deprecia-    of Con-     Acq-       Statement
    Description             Land  provements       (c)(d)      tion(d)    struction   uired    is Computed
-------------------         ----- -------------   ---------  ---------    ----------  -----    -------------
Templeton Park Apts.,
  496 units in
  Colorado Springs, CO  $1,958,223 $15,033,831  $16,992,054  $6,849,503    1984        1/84         (f)
                      ------------ ----------- ------------ -----------
    Total               $1,958,223 $15,033,831 $ 16,992,054  $6,849,503
                       =========== =========== ============ ===========

See notes (a) through (f)

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs, other related professional fees and capitalized construction period interest.

(b) Guaranteed income that was earned under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income related.

(c) The aggregate cost of land for Federal income tax purposes is $1,997,178 and the aggregate cost of buildings and improvements for Federal income tax purposes is $13,631,870. The total of these is $15,629,048.

(d)                     Reconciliation of Real Estate
                        -----------------------------
                                       1996         1995         1994
                                    ----------  -----------   ----------

Balance at beginning of year       $78,321,158  $78,321,158  $78,321,158

Deductions during year:
    Cost of real estate sold       (61,329,104)        None         None
                                   ----------- ------------ ------------
    Balance at end of year         $16,992,054  $78,321,158 $ 78,321,158
                                  ============ ============ ============

                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------
                                       1996         1995         1994
                                    ----------  -----------   ----------
Balance at beginning of year       $28,951,829   27,027,028  $25,101,954

Depreciation expense for the
  year                                1,394,022    1,924,801   1,925,074
Accumulated depreciation of
  real estate sold                 (23,496,348)        None         None
                                  ------------ ------------ ------------
Balance at end of year              $6,849,503  $28,951,829  $27,027,028
                                  ============ ============ ============

(e) See description of the mortgage note payable in Note 5 of Notes to Financial Statements.

(f) Depreciation expense is computed based upon the estimated useful lives of 30 years for buildings and improvements and five years for furniture and fixtures.