Form 10-K/A
period 1996-12-31
BALCOR REALTY INVESTORS 85 SERIES I
filed 1997-04-07
CIK 751341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-14353
                       -------

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3244978
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

        2355 Waukegan Rd.
      Bannockburn, Illinois                                60015
----------------------------------------             -------------------
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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to properties of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           BALCOR REALTY INVESTORS 85-SERIES I
                           A REAL ESTATE LIMITED PARTNERSHIP


                           By:  /s/ Jayne A. Kosik
                               --------------------------------
                                Jayne A. Kosik
                                Managing Director and Chief
                                Financial Officer (Principal
                                Accounting Officer) of Balcor
                                Partners-XVI, the General Partner

Date:  April 4, 1997
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                   Title                     Date
---------------------  ------------------------------  --------------
                       President and Chief Executive
                       Officer (Principal Executive
                       Officer) of Balcor Partners-
/s/ Thomas E. Meador   XVI, the General Partner        April 4, 1997
---------------------                                  --------------
    Thomas E. Meador

                       Managing Director and
                       Chief Financial Officer
                       (Principal Accounting Officer)
                       of Balcor Partners-XVI, the
/s/ Jayne A. Kosik     General Partner                 April 4, 1997
---------------------                                  --------------
    Jayne A. Kosik