Form 10-Q
period 1997-03-31
BALCOR REALTY INVESTORS 85 SERIES I
filed 1997-05-15
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                   OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                1997            1996
                                           --------------- ---------------
Cash and cash equivalents                  $   13,356,615  $   16,372,728
Accounts and accrued interest receivable          168,682         168,416
Prepaid expenses                                    3,505          29,911
                                           --------------- ---------------
                                               13,528,802      16,571,055
                                           --------------- ---------------
Investment in real estate:
  Land                                                          1,958,223
  Buildings and improvements                                   15,033,831
                                                           ---------------
                                                               16,992,054
  Less accumulated depreciation                                 6,849,503
                                                           ---------------
Investment in real estate, net of
  accumulated depreciation                                     10,142,551
                                           --------------- ---------------
                                           $   13,528,802  $   26,713,606
                                           =============== ===============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                           $      276,909  $      120,413
Due to affiliates                                 129,528         130,331
Accrued liabilities, principally
  real estate taxes                                                91,810
Security deposits                                                  62,326
Losses in excess of investments in joint
  ventures with affiliates                        531,283         499,671
Mortgage notes payable                                         11,495,334
                                           --------------- ---------------
     Total liabilities                            937,720      12,399,885
                                           --------------- ---------------
Commitments and contingencies

Limited Partners' capital (82,697
  Interests issued and outstanding)            12,895,082      14,675,847
General Partner's deficit                        (304,000)       (362,126)
                                           --------------- ---------------
     Total partners' capital                   12,591,082      14,313,721
                                           --------------- ---------------
                                           $   13,528,802  $   26,713,606
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                1997            1996
                                           --------------- ---------------
Income:
  Rental and service                       $      443,934  $    3,948,816
  Interest on short-term investments              124,005          35,087
  Participation in (loss) income of joint
    ventures with affiliates                         (527)        145,326
                                           --------------- ---------------
    Total income                                  567,412       4,129,229
                                           --------------- ---------------

Expenses:
  Interest on mortgage notes payable               99,717       1,112,417
  Lender participation                          1,025,000
  Depreciation                                     62,779         480,025
  Amortization of deferred expenses                                42,084
  Property operating                              263,437       1,314,078
  Real estate taxes                                12,325         233,228
  Property management fees                         17,151         198,365
  Administrative                                   98,760         124,663
                                           --------------- ---------------
    Total expenses                              1,579,169       3,504,860
                                           --------------- ---------------
(Loss) income before gain on sale of
  property and extraordinary item              (1,011,757)        624,369

Gain on sale of property                       12,768,729       4,627,131
                                           --------------- ---------------
Income before extraordinary item               11,756,972       5,251,500

Extraordinary item:
  Debt extinguishment expense                                    (251,004)
                                           --------------- ---------------
Net income                                 $   11,756,972  $    5,000,496
                                           =============== ===============
Income before extraordinary item
  allocated to General Partner             $       58,126  $       52,515
                                           =============== ===============
Income before extraordinary item
  allocated to Limited Partners            $   11,698,846  $    5,198,985
                                           =============== ===============
Income before extraordinary item
  per Limited Partnership Interest
  (82,697 issued and outstanding)          $       141.47  $        62.87
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                1997            1996
                                           --------------- ---------------
Extraordinary item allocated to
  General Partner                                    None  $       (2,510)
                                           =============== ===============
Extraordinary item allocated to
  Limited Partners                                   None  $     (248,494)
                                           =============== ===============
Extraordinary item per Limited
  Partnership Interest (82,697
  issued and outstanding)                            None  $        (3.00)
                                           =============== ===============
Net income allocated to General Partner    $       58,126  $       50,005
                                           =============== ===============
Net income allocated to Limited Partners   $   11,698,846  $    4,950,491
                                           =============== ===============
Net income per Limited Partnership
  Interest (82,697 issued and outstanding) $       141.47  $        59.87
                                           =============== ===============
Distribution to Limited Partners           $   13,479,611  $      620,228
                                           =============== ===============
Distribution per Limited Partnership
  Interests (82,697 issued and
  outstanding)                             $       163.00  $         7.50
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                1997            1996
                                           --------------- ---------------
Operating activities:
  Net income                               $   11,756,972  $    5,000,496
  Adjustments to reconcile net income to
    net cash (used in) or provided by
    operating activities:
    Gain on forgiveness of debt
    Gain on sale of property                  (12,768,729)     (4,627,131)
    Debt extinguishment expense                                     7,292
    Participation in loss (income) of
      joint ventures with affiliates                  527        (145,326)
    Depreciation of properties                     62,779         480,025
    Amortization of deferred expenses                              42,084
    Net change in:
      Accounts and accrued interest
        receivable                                   (266)       (105,286)
      Escrow deposits                                             (99,778)
      Prepaid expenses                             26,406         122,402
      Accounts payable                            156,496         (95,703)
      Due to affiliates                              (803)         18,001
      Accrued liabilities                         (91,810)        (79,127)
      Security deposits                           (62,326)        (33,198)
                                           --------------- ---------------
  Net cash (used in) or provided by
    operating activities                         (920,754)        484,751
                                           --------------- ---------------
Investing activities:
  Capital contributions to joint ventures
    with affiliates                                               (14,533)
  Distribution from joint ventures
    with affiliates                                31,085         112,458
  Proceeds from sale of real estate            23,300,000       9,985,000
  Payment of selling costs                       (451,499)       (240,515)
                                           --------------- ---------------
  Net cash provided by investing
    activities                                 22,879,586       9,842,410
                                           --------------- ---------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                1997            1996
                                           --------------- ---------------
Financing activities:
  Distribution to Limited Partners            (13,479,611)       (620,228)
  Repayment of mortgage note payable          (11,458,759)     (5,790,869)
  Principal payments on mortgage
    notes payable                                 (36,575)       (799,958)
  Disbursements from improvement escrows                          136,699
                                           --------------- ---------------
  Net cash used in financing activities       (24,974,945)     (7,074,356)
                                           --------------- ---------------

Net change in cash and cash equivalents        (3,016,113)      3,252,805
Cash and cash equivalents at
  beginning of period                          16,372,728       2,369,231
                                           --------------- ---------------
Cash and cash equivalents at end of period $   13,356,615  $    5,622,036
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS 85-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS


1. Accounting Policies:

(a) A reclassification has been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. This reclassification has not changed the 1996 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated less income in 1997 for financial statement purposes.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties and its minority joint venture interest in one additional property. During February 1997, the Partnership sold the Templeton Park Apartments. Currently, the General Partner is actively marketing for sale its remaining investment, the North Hill Apartments, in which the Partnership holds a minority joint venture interest. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3.  Interest Expense:

During the quarters ended March 31, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $99,717 and $1,112,417, respectively.

4.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                          Paid       Payable
                                      ------------  ---------

      Reimbursement of expenses to
        the General Partner, at cost      $13,294    $129,528


5.  Property Sales:

In February 1997, the Partnership sold the Templeton Park Apartments in an all cash sale for $23,300,000. From the proceeds of the sale, the Partnership paid $11,458,759 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $451,499 in selling costs and $1,025,000 in lender participation calculated as a percentage of proceeds in excess of the outstanding mortgage debt. Lender participation represents additional interest paid to the lender calculated as a percentage of the sales price in excess of amounts specified in the loan agreement. The basis of the property was $10,079,772, which is net of accumulated depreciation of $6,912,282. For financial statement purposes, the Partnership recognized a gain of $12,768,729 from the sale of this property.

6. Contingencies:

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

7.  Subsequent Event:

In April 1997, the Partnership made a distribution of $10,419,822 ($126.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of Net Cash Proceeds primarily from the net proceeds received in connection with the sale of the Templeton Park Apartments.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $82,697,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. As of March 31, 1997, the Partnership has disposed of nine of these properties and two of the properties in which it held a minority joint venture. During February 1997, the Partnership sold the Templeton Park Apartments and continues to own a minority joint venture interest in the North Hill Apartments. Currently, the North Hill Apartments is being marketed for sale.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

During February 1997, the Partnership sold the Templeton Park Apartments and recognized a significant gain on the sale. This was the primary reason for the increase in net income during the quarter ended March 31, 1997 as compared to the same period in 1996. This increase in net income was partially offset by a decrease in income generated from property operations resulting from the sale of the properties in 1996 and 1997. Further discussion of the Partnership's operations are summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

The Partnership sold six properties during 1996, which were generating income prior to their sales. The Partnership sold the Templeton Park Apartments in February 1997 and recognized a gain in connection with the sale for financial statement purposes of $12,768,729. These sales resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes, and property management fees during 1997 as compared to 1996.

Higher average cash balances were available for investment due to proceeds received in connection with the 1996 and 1997 property sales prior to distribution to Limited Partners in January and April 1997. As a result, interest income on short-term investments increased during 1997 as compared to 1996. This amount has been recorded as lender participation.

Seabrook Apartments, in which the Partnership held a minority joint venture interest, was sold during February 1996. While the Partnership recognized participation in income during 1996 in connection with the gain on the sale of the Seabrook Apartments, the Partnership recognized participation in loss from joint ventures with affiliates from the North Hill Apartments during 1997.

The Partnership paid to the holder of the first mortgage loan a percentage of the net sale proceeds equal to $1,025,000 in connection with the sale of the Templeton Park Apartments during 1997.

Lower portfolio management fees during 1997 and printing and postage costs incurred during 1996 in connection with tender offers during quarter of 1996 were the primary reasons for the decrease in administrative expenses during 1997 as compared to 1996.

During 1996, the Partnership wrote off the remaining unamortized deferred expenses of $7,292 and paid a prepayment penalty of $243,712 in connection with the March 1996 sale of the Willowbend Apartments. These amounts were recognized as debt extinguishment expense and classified as an extraordinary item for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $3,016,000 as of March 31, 1997 as compared to December 31, 1996, primarily due to the special distribution made in January 1997 to Limited Partners from the 1996 property sales which was partially offset by the net proceeds received from the sale of the Templeton Park Apartments in February 1997. The Partnership used cash in operating activities of approximately $921,000. Cash was used to pay administrative expenses and lender participation which was offset by cash flow from the operation of the Partnership's property and interest income earned on short-term investments. The Partnership's net cash provided by investing activities of approximately $22,880,000, consisted primarily of the net proceeds received from the sale of the Templeton Park Apartments. Cash was used in the Partnership's financing activities for the repayment of the mortgage note in connection with the sale of the Templeton Park Apartments of approximately $11,459,000, principal payments on the mortgage note of approximately $36,000 and distributions to Limited Partners of approximately $13,480,000. In addition, in April 1997 the Partnership made a special distribution of $10,419,822 to Limited Partners primarily from the net proceeds received in connection with the sale of the Templeton Park Apartments.

During 1996, the Partnership sold six properties and its minority joint venture in one additional property. During February 1997, Partnership sold the Templeton Park Apartments. The General Partner is actively marketing for sale the Partnership's remaining property, the North Hill Apartments, in which the

Partnership holds a minority joint venture interest. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exists or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In February 1997, the Partnership sold the Templeton Park Apartments in an all cash sale for $23,300,000. From the proceeds of the sale, the Partnership paid $11,458,759 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $451,499 in selling costs and paid $1,025,000 to the lender as a percentage of proceeds in excess of the outstanding mortgage debt. The remaining available proceeds were distributed to Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

Pursuant to the sale agreement for the Forestwood Apartments, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until February 1997, at which time the funds were released in full.

In April 1997, the Partnership made a distribution of $10,419,822 ($126.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of Net Cash Proceeds primarily from the net proceeds received in connection with the sale of the Templeton Park Apartments. Including the April 1997 distribution, Limited Partners have received cumulative cash distributions of $562.50 per $1,000 Interest as well as certain tax benefits. Of this amount, $92.50 has been from Net Cash Receipts and $470.00 has been from Net Cash Proceeds. Future distribution will be made from proceeds received from the sale of the Partnership's interest in the remaining property, as to which there can be no assurances. Investors will not recover all of their original investment.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other Information
-------------------------

North Hill Apartments
---------------------

As previously reported, on February 21, 1997, a joint venture consisting of the Partnership and an affiliate (the "Joint Venture") contracted to sell the North Hill Apartments, DeKalb County, Georgia, to an unaffiliated party, EEA Development, Inc., a Delaware corporation, for a sale price of $22,750,000. On March 27, 1997, the purchaser exercised its option to terminate the agreement of sale. On April 1, 1997, the agreement was reinstated by the Joint Venture and the purchaser. On April 4, 1997, the purchaser again exercised its option to terminate the agreement. Pursuant to the agreement, the earnest money previously deposited by the purchaser and interest accrued thereon has been returned to the purchaser.

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) The Subscription Agreement as set forth as Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated November 29, 1984 (Registration No. 2-92777) and Form of Confirmation regarding Interests in the Partnership as set forth as Exhibit 4.2 to the Partnership's Report on Form 10-Q for the quarter ended June 30, 1995 are incorporated herein by reference.

(10) Material Contracts:

(a)(i) Agreement of Sale and attachments thereto relating to the sale of Forestwood Apartments, East Baton Rouge Parish, Louisiana, previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Forestwood Apartments, East Baton Rouge, Louisiana previously filed as Exhibit (10)(a)(ii) to the Partnership's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of Forestwood Apartments, East Baton Rouge, Louisiana previously filed as Exhibit
(10)(a)(iii) to the Partnership's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

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

(iii) Letter agreement and Notice of Disapproval dated October 25, 1996, regarding the sale of Templeton Park Apartments, Colorado Springs, Colorado previously filed as Exhibit (10)(e)(iii) to the Partnership's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iv) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Templeton Park Apartments, Colorado Springs, Colorado previously filed as Exhibit (10)(e)(iv) to the Partnership's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(v) Letter Agreements dated November 21, 1996, December 6, 1996, December 11, 1996, December 13, 1996, December 20, 1996, and January 20, 1997, relating to the sale of the Templeton Park Apartments, Colorado Springs, Colorado, previously filed as Exhibit (99)(i) to the Partnership's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(vi) Second Amendment to Agreement of Sale and Escrow Agreement dated January 3, 1997, relating to the sale of the Templeton Park Apartments, Colorado Springs, Colorado, previously filed as Exhibit (99)(ii) to the Partnership's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(f)(i) Agreement of Sale and attachment thereto relating to the sale of North Hill Apartments, Atlanta, Georgia, previously filed as Exhibit (2)(a)(i) to the Partnership's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

(ii) Termination Notice relating to the sale of North Hill Apartments, Atlanta, Georgia, previously filed as Exhibit (2)(a)(ii) to the Partnership's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

(iii) Reinstatement of, and First Amendment to the Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, Atlanta, Georgia, previously filed as Exhibit (2)(a)(iii) to the Partnership's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, Atlanta, Georgia, is attached hereto.

(v) Termination notice relating to the sale of North Hill Apartments, Atlanta, Georgia, is attached hereto.

(vi) Reinstatement and Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, Atlanta, Georgia, is attached hereto.

(27) Financial Data Schedule of the Partnership for the three months ended March 31, 1997 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated March 7, 1997, was filed reporting the termination and reinstatement of the agreement of sale for the North Hill Apartments, DeKalb County, Georgia.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        BALCOR REALTY INVESTORS 85-SERIES I
                        A REAL ESTATE LIMITED PARTNERSHIP

                        By:/s/Thomas E. Meador
                              --------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Partners-XVI, the General Partner

                        By:/s/Jayne A. Kosik
                              --------------------------------
                              Jayne A. Kosik
                              Managing Director and Chief Financial Officer (Principal Accounting Officer) of Balcor Partners-XVI, the General Partner

Date: May 14, 1997
      ------------