Form 10-Q
period 1997-06-30
BALCOR REALTY INVESTORS 85 SERIES I
filed 1997-08-13
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS
                                                  1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   2,862,768   $  16,372,728
Accounts and accrued interest receivable           53,514         168,416
Prepaid expenses                                                   29,911
                                            --------------  --------------
                                                2,916,282      16,571,055
                                            --------------  --------------
Investment in real estate:
  Land                                                          1,958,223
  Buildings and improvements                                   15,033,831
                                                            --------------
                                                               16,992,054
  Less accumulated depreciation                                 6,849,503
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                     10,142,551
                                            --------------  --------------
                                            $   2,916,282   $  26,713,606
                                            ==============  ==============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      72,160   $     120,413
Due to affiliates                                  98,010         130,331
Accrued liabilities, principally
  real estate taxes                                                91,810
Security deposits                                                  62,326
Losses in excess of investments in joint
  ventures  with affiliates                       542,548         499,671
Mortgage notes payable                                         11,495,334
                                            --------------  --------------
     Total liabilities                            712,718      12,399,885

Commitments and contingencies

Limited Partners' capital (82,697
  Interests issued and outstanding)             2,507,564      14,675,847
General Partner's deficit                        (304,000)       (362,126)
                                            --------------  --------------
     Total partners' capital                    2,203,564      14,313,721
                                            --------------  --------------
                                            $   2,916,282   $  26,713,606
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                            --------------  --------------
Income:
  Rental and service                        $     443,934   $   7,443,329
  Interest on short-term investments              192,432         117,891
  Other income                                     39,758
  Participation in (loss) income of joint
    ventures with affiliates                      (11,792)        163,054
                                            --------------  --------------
    Total income                                  664,332       7,724,274
                                            --------------  --------------

Expenses:
  Interest on mortgage notes payable               99,717       2,046,463
  Lender participation                          1,025,000
  Depreciation                                     62,779         888,894
  Amortization of deferred expenses                                79,174
  Property operating                              263,437       2,465,601
  Real estate taxes                                12,325         429,759
  Property management fees                         17,151         368,429
  Administrative                                  163,376         302,674
                                            --------------  --------------
    Total expenses                              1,643,785       6,580,994
                                            --------------  --------------
(Loss) income before gains on sale of
  properties and extraordinary item              (979,453)      1,143,280

Gains on sale of properties                    12,768,729       8,152,710
                                            --------------  --------------
Income before extraordinary item               11,789,276       9,295,990

Extraordinary item:
  Debt extinguishment expense                                    (427,340)
                                            --------------  --------------
Net income                                  $  11,789,276   $   8,868,650
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner              $      58,126   $      92,960
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $  11,731,150   $   9,203,030
                                            ==============  ==============

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Income before extraordinary item
  per Limited Partnership Interest
  (82,697 issued and outstanding)           $      141.86   $      111.29
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                                    None   $      (4,273)
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                                   None   $    (423,067)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (82,697
  issued and outstanding)                            None   $       (5.12)
                                            ==============  ==============
Net income allocated to General Partner     $      58,126   $      88,687
                                            ==============  ==============
Net income allocated to Limited Partners    $  11,731,150   $   8,779,963
                                            ==============  ==============
Net income per Limited Partnership Interest
  (82,697 issued and outstanding)           $      141.86   $      106.17
                                            ==============  ==============
Distributions to Limited Partners           $  23,899,433   $   1,240,456
                                            ==============  ==============
Distributions per Limited Partnership
  Interest (82,697 issued and outstanding)  $      289.00   $       15.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                            --------------  --------------
Income:
  Rental and service                                        $   3,494,513
  Interest on short-term investments        $      68,427          82,804
  Other income                                     39,758
  Participation in (loss) income of joint
    ventures with affiliates                      (11,265)         17,728
                                            --------------  --------------
    Total income                                   96,920       3,595,045
                                            --------------  --------------

Expenses:
  Interest on mortgage notes payable                              934,046
  Depreciation                                                    408,869
  Amortization of deferred expenses                                37,090
  Property operating                                            1,151,523
  Real estate taxes                                               196,531
  Property management fees                                        170,064
  Administrative                                   64,616         178,011
                                            --------------  --------------
    Total expenses                                 64,616       3,076,134
                                            --------------  --------------
Income before gain on sale of property and
  extraordinary item                               32,304         518,911

Gain on sale of property                                        3,525,579
                                            --------------  --------------
Income before extraordinary item                   32,304       4,044,490

Extraordinary item:
  Debt extinguishment expense                                    (176,336)
                                            --------------  --------------
Net income                                  $      32,304   $   3,868,154
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner                       None   $      40,445
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $      32,304   $   4,004,045
                                            ==============  ==============

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Income before extraordinary item
  per Limited Partnership Interest
  (82,697 issued and outstanding)           $        0.39   $       48.42
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                                    None   $      (1,763)
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                                   None   $    (174,573)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (82,697
  issued and outstanding)                            None   $       (2.12)
                                            ==============  ==============
Net income allocated to General Partner              None   $      38,682
                                            ==============  ==============
Net income allocated to Limited Partners    $      32,304   $   3,829,472
                                            ==============  ==============
Net income per Limited Partnership Interest
  (82,697 issued and outstanding)           $        0.39   $       46.30
                                            ==============  ==============
Distribution to Limited Partners            $  10,419,822   $     620,228
                                            ==============  ==============
Distribution per Limited Partnership
  Interest(82,697 issued and outstanding)   $      126.00   $        7.50
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                            --------------  --------------
Operating activities:
  Net income                                $  11,789,276   $   8,868,650
  Adjustments to reconcile net income to
    net cash (used in) or provided by
    operating activities:
    Gains on sale of properties               (12,768,729)     (8,152,710)
    Debt extinguishment expense                                   183,628
    Participation in loss (income) of
      joint ventures with affiliates               11,792        (163,054)
    Depreciation of properties                     62,779         888,894
    Amortization of deferred expenses                              79,174
    Net change in:
      Accounts and accrued interest
        receivable                                114,902        (396,609)
      Escrow deposits                                              80,535
      Prepaid expenses                             29,911        (159,106)
      Accounts payable                            (48,253)       (125,525)
      Due to affiliates                           (32,321)         22,446
      Accrued liabilities                         (91,810)        (86,686)
      Security deposits                           (62,326)        (70,774)
                                            --------------  --------------
  Net cash (used in) or provided by
  operating activities                           (994,779)        968,863
                                            --------------  --------------

Investing activities:
  Capital contributions to joint ventures
    with affiliates                                               (14,533)
  Distributions from joint ventures
    with affiliates                                31,085         127,351
  Proceeds from sale of real estate            23,300,000      21,585,000
  Payment of selling costs                       (451,499)       (371,515)
                                            --------------  --------------
  Net cash provided by investing activities    22,879,586      21,326,303
                                            --------------  --------------
Financing activities:
  Distributions to Limited Partners           (23,899,433)     (1,240,456)
  Repayment of mortgage notes payable         (11,458,759)    (13,380,064)
  Principal payments on mortgage
    notes payable                                 (36,575)       (986,446)
  Disbursements from improvement escrows                          633,896
                                            --------------  --------------
  Net cash used in financing activities       (35,394,767)    (14,973,070)
                                            --------------  --------------

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Net change in cash and cash equivalents       (13,509,960)      7,322,096
Cash and cash equivalents at
  beginning of period                          16,372,728       2,369,231
                                            --------------  --------------
Cash and cash equivalents at end of period  $   2,862,768   $   9,691,327
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

(b) A reclassification has been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. This reclassification has not changed the 1996 results.

(c) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated adjusted income in 1997 for financial statement purposes.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties and its minority joint venture interest in one additional property. During February 1997, the Partnership sold the Templeton Park Apartments. Currently, the North Hill Apartments, in which the Partnership holds a minority joint venture interest, is under contract for sale. This property is the Partnership's remaining real estate investment. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $99,717 and $2,046,463, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter     Payable
                                    ------------  ---------   ----------
   Reimbursement of expenses to
     the General Partner, at cost   $61,252        $47,958    $98,010

5. Property Sale:

In February 1997, the Partnership sold the Templeton Park Apartments in an all cash sale for $23,300,000. From the proceeds of the sale, the Partnership paid $11,458,759 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $451,499 in selling costs and $1,025,000 to the mortgage holder as a participation fee. The lender participation fee represents additional interest paid to the lender calculated as a percentage of the sales price in excess of an amount specified in the loan agreement. The basis of the property was $10,079,772, which is net of accumulated depreciation of $6,912,282. For financial statement purposes, the Partnership recognized a gain of $12,768,729 from the sale of this property.

6. Investment in Joint Venture with Affiliate:

North Hill Apartments is owned by a joint venture ("Joint Venture") in which the Partnership and an affiliate have participating percentages of 25% and 75%, respectively. The following information has been summarized from the financial statements of the Joint Venture for the six months ended June 30, 1997:

    Net investment in real
      estate                     $13,909,854
    Total liabilities             18,064,092
    Total income                   1,728,026
    Net loss                          47,170

7. Contingencies:

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

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $82,697,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. During February 1997, the Partnership sold the Templeton Park Apartments. As of June 30, 1997, the Partnership has disposed of all ten properties and two of its minority joint venture interests in properties. The Partnership continues to own a minority joint venture interest in the North Hill Apartments, which is under contract for sale.

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

Operations
----------

Summary of Operations
---------------------

During February 1997, the Partnership sold the Templeton Park Apartments and recognized a significant gain on the sale. During March and June 1996, the Partnership sold the Willowbend and Forest Ridge apartment complexes and also recognized gains on these sales. The higher gain on sale recognized in 1997 was the primary reason for the increase in net income during the six months ended June 30, 1997 as compared to the same period in 1996. This increase in net income was partially offset by a decrease in income generated from property operations resulting from the sale of properties in 1996 and 1997. The gain on sale recognized in June 1996 was the primary reason for the decrease in net income during the quarter ended June 30, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations are summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

The Partnership sold six properties during 1996, which were generating income prior to their sales. The Partnership sold the Templeton Park Apartments in February 1997 and recognized a gain in connection with the sale of $12,768,729. The Partnership sold the Willowbend and Forest Ridge apartment complexes in March and June 1996, respectively and recognized gains in connection with these sales of $8,152,710. These sales resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes, and property management fees during 1997 as compared to 1996.

The Partnership had higher average cash balances during the six months ended June 30, 1997 and lower average cash balances during the quarter ended June 30, 1997 as a result of the timing of the distribution of the proceeds received in connection with the 1996 and 1997 property sales. This resulted in an increase in interest income on short-term investments during the six months ended June 30, 1997 and a decrease during the quarter ended June 30, 1997 when compared to the same periods in 1996.

The Partnership recognized other income in 1997 relating to an insurance premium refund for one of the properties sold in 1996.

Seabrook Apartments, in which the Partnership held a minority joint venture interest, was sold during February 1996. The Partnership recognized participation in income during 1996 in connection with the gain on the sale of the Seabrook Apartments and participation in loss from joint ventures with affiliates from the operations of North Hill Apartments during 1997.

The Partnership paid a fee of $1,025,000 to the holder of the first mortgage loan in connection with the sale of the Templeton Park Apartments during February 1997. This amount has been recorded as lender participation and represents additional interest calculated as a percentage of the sale price in excess of an amount specified in the loan agreement.

The Partnership incurred printing, postage and investor processing costs in connection with responses to tender offers during the first quarter 1996. In addition, portfolio management fees decreased during 1997. As a result, administrative expenses decreased in 1997 as compared to 1996.

The Partnership paid a prepayment penalty of $243,712 in connection with the 1996 sale of the Willowbend Apartments. In addition, the Partnership also wrote off the remaining unamortized deferred expenses of $183,628 in connection with the 1996 sales of the Willowbend and Forest Ridge apartment complexes. These amounts were recognized as debt extinguishment expense and classified as an extraordinary item for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $13,510,000 as of June 30, 1997 as compared to December 31, 1996, primarily due to the special distributions made in January and April 1997 to Limited Partners from the 1997 and 1996 property sales proceeds, which were partially offset by the net proceeds received from the sale of the Templeton Park Apartments in February 1997. The Partnership used cash in operating activities of approximately $995,000 to pay administrative expenses and the lender participation related to the sale of Templeton Park Apartments, which were offset by cash flow from the operation of the Partnership's property and interest income earned on short-term investments. Cash of approximately $22,880,000 was provided by the Partnership's investing activities consisting primarily of the net proceeds received from the sale of the Templeton Park Apartments and distributions from joint ventures with affiliates. Cash was used in the Partnership's financing activities, consisting of the repayment of the mortgage note in connection with the sale of the Templeton Park Apartments of approximately $11,459,000, principal payments on the mortgage note of approximately $36,000 and distributions to Limited Partners of approximately $23,900,000.

During 1996, the Partnership sold six properties and its minority joint venture in one additional property. During February 1997, the Partnership sold the Templeton Park Apartments. Currently, the North Hill Apartments, in which the Partnership holds a minority joint venture interest, is under contract for a sales price of $21,000.000. This property is the Partnership's remaining real estate investment. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exists or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In February 1997, the Partnership sold the Templeton Park Apartments in an all cash sale for $23,300,000. From the proceeds of the sale, the Partnership paid $11,458,759 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $451,499 in selling costs and paid $1,025,000 to the mortgage holder as a participation fee to the lender representing additional interest calculated as a percentage of the sales price in excess of an amount specified in the loan agreement. The remaining available proceeds were distributed to Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

Pursuant to the sale agreement for the Forestwood Apartments, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until February 1997, at which time the funds were released in full. Pursuant to the sale agreement for the Boulder Springs Apartments, $500,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until June 1997, at which time the funds were released in full.

To date, Limited Partners have received cumulative cash distributions of $562.50 per $1,000 Interest as well as certain tax benefits. Of this amount, $92.50 has been from Net Cash Receipts and $470.00 has been from Net Cash Proceeds. A future distribution may be made from available proceeds received from the sale of the Partnership's interest in the remaining property, as to the amount of which there can be no assurances. Investors will not recover all of their original investment.

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

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other Information
-------------------------

North Hill Apartments
---------------------

As previously reported, on May 22, 1997, a limited partnership consisting of the Partnership and an affiliate (the "Joint Venture"), contracted to sell the North Hill Apartments, DeKalb County, Georgia, to an unaffiliated party, ERP Operating Limited Partnership, an Illinois limited partnership. Pursuant to an amendment to the agreement of sale, the purchase price was reduced from $22,500,000 to $21,000,000 and the closing date was extended from July 7, 1997 to August 20, 1997.

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

(iv) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, Atlanta, Georgia, previously filed as Exhibit
(10)(f)(iv) to the Partnership's Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(v) Termination Notice relating to the sale of North Hill Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(f)(v) to the Partnership's Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(vi) Reinstatement and Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, Atlanta, Georgia, previously filed as Exhibit (10)(f)(iv) to the Partnership's Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(vii) Termination notice relating to the agreement of sale dated February 21, 1997, is attached hereto.

(viii) Agreement of Sale entered into May 22, 1997 relating to the sale of North Hill Apartments previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

(ix) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, is attached hereto.

(x) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, is attached hereto.

(xi) Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, is attached hereto.

(xii) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, is attached hereto.

(xiii) Fifth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, is attached hereto.

(xiv) Sixth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, is attached hereto.

(xv) Letter dated June 30, 1997, relating to the sale of the North Hill Apartments, De Kalb County, Georgia, is attached hereto.

(xvi) Seventh Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, is attached hereto.

(27) Financial Data Schedule of the Partnership for the six months ended June 30, 1997 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated May 22, 1997, was filed reporting the agreement of sale for the North Hill Apartments, DeKalb County, Georgia.

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


Date:  August 13, 1997
      --------------------