Form 10-Q
period 1997-09-30
BALCOR REALTY INVESTORS 85 SERIES I
filed 1997-11-13
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                 1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   3,685,790   $  16,372,728
Accounts and accrued interest receivable          188,040         168,416
Prepaid expenses                                                   29,911
Investment in joint venture with
  affiliate                                       156,230        (499,671)
                                            --------------  --------------
                                                4,030,060      16,071,384
                                            --------------  --------------
Investment in real estate:
  Land                                                          1,958,223
  Buildings and improvements                                   15,033,831
                                                            --------------
                                                               16,992,054
  Less accumulated depreciation                                 6,849,503
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                     10,142,551
                                            --------------  --------------
                                            $   4,030,060   $  26,213,935
                                            ==============  ==============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      85,032   $     120,413
Due to affiliates                                  97,015         130,331
Accrued liabilities, principally
  real estate taxes                                                91,810
Security deposits                                                  62,326
Mortgage note payable                                          11,495,334
                                            --------------  --------------
     Total liabilities                            182,047      11,900,214
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital
  (82,697 Interests issued and outstanding)     4,154,042      14,675,847
General Partner's deficit                        (306,029)       (362,126)
                                            --------------  --------------
     Total partners' capital                    3,848,013      14,313,721
                                            --------------  --------------
                                            $   4,030,060   $  26,213,935
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                            --------------  --------------
Income:
  Rental and service                        $     443,934   $  10,458,375
  Interest on short-term investments              238,722         200,392
  Other income                                     64,196
  Participation in income of joint
     ventures with affiliates                   1,448,795         180,003
                                            --------------  --------------
    Total income                                2,195,647      10,838,770
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable               99,717       2,848,397
  Lender participation                          1,025,000
  Depreciation                                     62,779       1,245,072
  Amortization of deferred expenses                               110,530
  Property operating                              263,730       3,630,687
  Real estate taxes                                12,325         609,167
  Property management fees                         17,151         530,136
  Administrative                                  211,869         437,436
                                            --------------  --------------
    Total expenses                              1,692,571       9,411,425
                                            --------------  --------------
Income before gains on sales of properties
  and extraordinary items                         503,076       1,427,345

Gains on sales of properties                   12,768,729      24,672,240
                                            --------------  --------------
Income before extraordinary items              13,271,805      26,099,585

Extraordinary items:
  Debt extinguishment expense                                  (1,472,357)
  Participation in debt extinguishment
    expense with an affiliate                    (175,580)
  Participation in gain on forgiveness
    of debt with an affiliate                     337,500
                                            --------------  --------------
Total extraordinary items                         161,920      (1,472,357)
                                            --------------  --------------
Net income                                  $  13,433,725   $  24,627,228
                                            ==============  ==============

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Continued)
                                  (Unaudited)

                                                  1997            1996
                                            --------------  --------------
Income before extraordinary items
  allocated to General Partner              $      55,421   $     260,996
                                            ==============  ==============
Income before extraordinary items
  allocated to Limited Partners             $  13,216,384   $  25,838,589
                                            ==============  ==============
Income before extraordinary items
  per Limited Partnership Interest
  (82,697 issued and outstanding)           $      159.82   $      312.45
                                            ==============  ==============
Extraordinary items allocated to
  General Partner                           $         676   $     (14,724)
                                            ==============  ==============
Extraordinary items allocated to
  Limited Partners                          $     161,244   $  (1,457,633)
                                            ==============  ==============
Extraordinary items per Limited
  Partnership Interest (82,697
  issued and outstanding)                   $        1.95   $      (17.63)
                                            ==============  ==============
Net income allocated to General Partner     $      56,097   $     246,272
                                            ==============  ==============
Net income allocated to Limited Partners    $  13,377,628   $  24,380,956
                                            ==============  ==============
Net income per Limited Partnership Interest
  (82,697 issued and outstanding)           $      161.77   $      294.82
                                            ==============  ==============
Distributions to Limited Partners           $  23,899,433   $   9,344,762
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $      289.00   $      113.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)

                                                 1997            1996
                                            --------------  --------------
Income:
  Rental and service                                        $   3,015,046
  Interest on short-term investments        $      46,290          82,501
  Other income                                     24,438
  Participation in income of joint
    ventures with affiliates                    1,460,587          16,949
                                            --------------  --------------
    Total income                                1,531,315       3,114,496
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable                              801,934
  Depreciation                                                    356,178
  Amortization of deferred expenses                                31,356
  Property operating                                  293       1,165,086
  Real estate taxes                                               179,408
  Property management fees                                        161,707
  Administrative                                   48,493         134,762
                                            --------------  --------------
    Total expenses                                 48,786       2,830,431
                                            --------------  --------------
Income before gains on sales of properties
  and extraordinary items                       1,482,529         284,065

Gains on sales of properties                                   16,519,530
                                            --------------  --------------
Income before extraordinary items               1,482,529      16,803,595

Extraordinary items:
  Debt extinguishment expense                                  (1,045,017)
  Participation in debt extinguishment
    expense with an affiliate                    (175,580)
  Participation in gain on forgiveness
    of debt with an affiliate                     337,500
                                            --------------  --------------
Total extraordinary items                         161,920      (1,045,017)
                                            --------------  --------------
Net income                                  $   1,644,449   $  15,758,578
                                            ==============  ==============

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Continued)
                                  (Unaudited)

                                                  1997            1996
                                            --------------  --------------
(Loss) income before extraordinary items
  allocated to General Partner              $      (2,705)  $     168,036
                                            ==============  ==============
Income before extraordinary items
  allocated to Limited Partners             $   1,485,234   $  16,635,559
                                            ==============  ==============
Income before extraordinary items
  per Limited Partnership Interest
  (82,697 issued and outstanding)           $       17.96   $      201.16
                                            ==============  ==============
Extraordinary items allocated to
  General Partner                           $         676   $     (10,451)
                                            ==============  ==============
Extraordinary items allocated to
  Limited Partners                          $     161,244   $  (1,034,566)
                                            ==============  ==============
Extraordinary items per Limited
  Partnership Interest (82,697
  issued and outstanding)                   $        1.95   $      (12.51)
                                            ==============  ==============
Net (loss) income allocated to
  General Partner                           $      (2,029)  $     157,585
                                            ==============  ==============
Net income allocated to Limited Partners    $   1,646,478   $  15,600,993
                                            ==============  ==============
Net income per Limited Partnership Interest
  (82,697 issued and outstanding)           $       19.91   $      188.65
                                            ==============  ==============
Distribution to Limited Partners                     None   $   8,104,306
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                           None   $       98.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                 1997            1996
                                            --------------  --------------
Operating activities:
  Net income                                $  13,433,725   $  24,627,228
  Adjustments to reconcile net income to
    net cash (used in) provided by
    operating activities:
    Gains on sales of properties              (12,768,729)    (24,672,240)
    Debt extinguishment expense                                   698,262
    Participation in debt extinguishment
      expense with an affiliate                   175,580
    Participation in gain on forgiveness
      of debt with an affiliate                  (337,500)
    Participation in income of joint
      ventures with affiliates                 (1,448,795)       (180,003)
    Depreciation of properties                     62,779       1,245,072
    Amortization of deferred expenses                             110,530
    Net change in:
      Accounts and accrued interest
        receivable                                (19,624)       (920,281)
      Escrow deposits                                             271,420
      Prepaid expenses                             29,911          30,417
      Accounts payable                            (35,381)        122,473
      Due to affiliates                           (33,316)         40,913
      Accrued liabilities                         (91,810)       (171,572)
      Security deposits                           (62,326)       (178,759)
                                            --------------  --------------
  Net cash (used in) provided by
    operating activities                       (1,095,486)      1,023,460
                                            --------------  --------------

Investing activities:
  Capital contributions to joint ventures
    with affiliates                                               (14,532)
  Distributions from joint ventures
    with affiliates                               954,814         169,470
  Proceeds from sales of real estate           23,300,000      54,550,077
  Payment of selling costs                       (451,499)     (1,238,328)
                                            --------------  --------------
  Net cash provided by investing activities    23,803,315      53,466,687
                                            --------------  --------------

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                 1997            1996
                                           --------------  --------------
Financing activities:
  Distributions to Limited Partners           (23,899,433)     (9,344,762)
  Repayment of mortgage notes payable         (11,458,759)    (32,814,167)
  Principal payments on mortgage
    notes payable                                 (36,575)     (1,149,421)
  Disbursements from improvement escrows                        1,138,593
                                            --------------  --------------
  Net cash used in financing activities       (35,394,767)    (42,169,757)
                                            --------------  --------------
Net change in cash and cash equivalents       (12,686,938)     12,320,390
Cash and cash equivalents at
  beginning of period                          16,372,728       2,369,231
                                            --------------  --------------
Cash and cash equivalents at end of period  $   3,685,790   $  14,689,621
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS 85-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the income
(loss) allocations between the partners have been adjusted for financial statement purposes in 1997.

(b) Several reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications have not changed the 1996 results.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties and its minority joint venture interest in one additional property. During February 1997, the Partnership sold the Templeton Park Apartments. In addition, the North Hill Apartments, in which the Partnership held a minority joint venture interest, was sold in September 1997. This was the Partnership's remaining real estate investment. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3.  Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $99,717 and $2,848,397, respectively.

4.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter     Payable
                                    ------------  ---------   ----------

    Reimbursement of expenses to
      the General Partner, at cost   $    72,213   $ 10,961    $  97,015

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

6. Investment in Joint Venture with Affiliate:

The North Hill Apartments was owned by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 25% and 75%, respectively. During September 1997, the joint venture sold North Hill Apartments for a sales price of $21,000,000. The purchaser of the property took title subject to the existing mortgage loan in the amount of $16,483,591. From the proceeds of the sale, the joint venture paid $164,705 in fees relating to the assumption of the mortgage loan by the purchaser and $461,949 in selling costs. In addition, a state withholding tax of $383,246 was paid relating to the gain on sale of the property. In September 1997, the Partnership received a distribution of $751,627 which represents its share of sale proceeds, less its share of the sale holdback, from the joint venture. For financial statement purposes, the joint venture recognized a gain of $6,569,949, of which $1,481,822 represents the Partnership's share. The following information has been summarized from the financial statements of the Joint Venture for the nine months ended September 30, 1997:

                     Total income          $10,206,041
                     Gain on sale            6,569,949
                     Net income              7,085,521

7. Extraordinary Items:

(a) The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In connection with the sale of the property in September 1997, the joint venture wrote-off the remaining unamortized deferred financing fees of $617,919, of which $154,480 was the Partnership's share. Additionally, in connection with the 1994 bond refinancing of North Hill Apartments, the joint venture paid a bond discount fee of $84,400 which was recorded as a reduction of the underlying mortgage balance. In connection with the 1997 sale of the property, the bond discount fee was fully written off, of which $21,100 was the Partnership's share. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

(b) The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In connection with the 1994 bond refinancing of the property, the joint venture was obligated under a $1,350,000 non-interest bearing note from an unaffiliated party, which was to be repaid only to the extent that net sales proceeds exceeded a certain predetermined level. The net proceeds received from the sale of the property did not meet the required level. Therefore, the note will not be repaid and has been forgiven. For financial statement purposes, the joint venture recognized an extraordinary gain on forgiveness of debt of $1,350,000, of which $337,500 was the Partnership's share.

8. Contingencies:

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

9. Subsequent Event:

In October 1997, the Partnership paid $1,488,546 ($18.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of Net Cash Proceeds primarily from the sale of the North Hill Apartments in September 1997 and the release of the sale holdback on Boulder Springs Apartments.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $82,697,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. Prior to 1997, the Partnership had disposed of nine properties and two properties in which it held minority joint venture interests. During February 1997, the Partnership sold the Templeton Park Apartments. In addition, the North Hill Apartments, in which the Partnership held a minority joint venture interest, was sold in September 1997. As of September 30, 1997, the Partnership has no properties in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

During the nine months ended September 30, 1997, the Partnership sold the Templeton Park Apartments and recognized a gain on sale of the property. During the same period in 1996, the Partnership sold the Willowbend, Forest Ridge - Phase I, Boulder Springs and Timberlake - Phase I apartment complexes and also recognized gains on these sales. The higher gains on sales recognized in 1996 was the primary reason for the decrease in net income during the nine months and quarter ended September 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations are summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

The Partnership sold six properties during 1996, all of which were generating income prior to their sales. Additionally, the Partnership sold the Templeton Park Apartments in February 1997. These sales resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes, and property management fees during 1997 as compared to 1996.

The Partnership had higher average cash balances during the nine months ended September 30, 1997 and lower average cash balances during the quarter ended

September 30, 1997 as a result of the timing of the distribution of the proceeds received in connection with the 1996 and 1997 property sales. This resulted in an increase in interest income on short-term investments during the nine months ended September 30, 1997 and a decrease during the quarter ended September 30, 1997 when compared to the same periods in 1996.

The Partnership recognized other income in 1997 as a result of refunds received for prior year insurance premiums relating to the Partnership's properties sold in 1996.

The Seabrook and North Hill apartment complexes were owned by joint ventures consisting of the Partnership and an affiliate. The joint venture that owned the Seabrook Apartments sold the property in February 1996 and recognized a gain of $1,363,431 from the sale of this property, of which $167,739 was the Partnership's share. The joint venture that owned the North Hill Apartments sold the property in September 1997 and recognized a gain of $6,569,949 from the sale of this property, of which $1,481,822 was the Partnership's share. Primarily as a result of the higher gain on sale recognized in 1997 in connection with the North Hill Apartments sale, the Partnership recognized higher participation in income of joint ventures with affiliates during 1997 as compared to 1996.

The Partnership paid a fee of $1,025,000 to the holder of the first mortgage loan in connection with the sale of the Templeton Park Apartments during February 1997. This amount has been recorded as lender participation and represents additional interest calculated as a percentage of the sale price in excess of an amount specified in the loan agreement.

The Partnership incurred higher printing, postage and legal costs in connection with its responses to tender offers received during 1996. In addition, accounting and portfolio management fees decreased during 1997. As a result, administrative expenses decreased in 1997 as compared to 1996.

The Partnership sold the Templeton Park Apartments during the nine months ended September 30, 1997 and the Willowbend, Forest Ridge - Phase I, Boulder Springs and Timberlake - Phase I apartment complexes during the same period in 1996. As a result, the Partnership recognized gains on sales of properties of $12,768,729 during 1997 and $24,672,240 during 1996.

The Partnership paid prepayment penalties of $243,712 and $530,383 in connection with the 1996 sales of the Willowbend and Timberlake - Phase I apartment complexes. In addition, the Partnership also wrote-off the remaining unamortized deferred expenses of $698,262 in connection with the 1996 sales of the Willowbend, Forest Ridge - Phase I, Boulder Springs and Timberlake - Phase I apartment complexes. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In connection with the sale of the property in September 1997, the joint venture wrote-off the remaining unamortized deferred financing fees of $617,919, of which $154,480 was the Partnership's share. Additionally, in connection with the 1994 bond refinancing of North Hill Apartments, the joint venture paid a bond discount fee of $84,400 which was recorded as a reduction of the underlying mortgage balance. In connection with the 1997 sale of the property, the bond discount fee was fully written off, of which $21,100 was the Partnership's share. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In connection with the 1994 bond refinancing of the property, the joint venture was obligated under a $1,350,000 non-interest bearing note from an unaffiliated party, which was to be repaid only to the extent that net sales proceeds exceeded a certain predetermined level. The net proceeds received from the sale of the property did not meet the required level. Therefore, the note will not be repaid and has been forgiven. For financial statement purposes, the joint venture recognized an extraordinary gain on forgiveness of debt of $1,350,000, of which $337,500 was the Partnership's share.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $12,687,000 as of September 30, 1997 as compared to December 31, 1996, primarily due to special distributions paid to Limited Partners during January and April 1997 from proceeds received from the 1997 and 1996 property sales, which were partially offset by the net proceeds received from the sale of the Templeton Park Apartments in February 1997 and the receipt of distributions from the joint venture with an affiliate. The Partnership used cash in operating activities of approximately $1,095,000 to pay the lender participation fee related to the sale of Templeton Park Apartments, expenses related to sold properties and administrative expenses, which were partially offset by cash flow primarily from the operation of the Partnership's property and interest income earned on short-term investments. Investing activities consisted primarily of net proceeds of $22,848,000 received from the February 1997 sale of Templeton Park Apartments and distributions from the joint venture with an affiliate of approximately $955,000. Financing activities consisted primarily of the payment of distributions of approximately $23,900,000 to Limited Partners, repayment of the mortgage note payable in connection with the sale of the Templeton Park Apartments of approximately $11,459,000 and principal payments on mortgage notes payable of approximately $36,000. In October 1997, the Partnership made a special distribution of Net Cash Proceeds to the Limited Partners primarily from proceeds received from the sale of the North Hill Apartments in September 1997 and the release of the sale holdback on Boulder Springs Apartments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties and its minority joint venture interest in one additional property. During February 1997, the Partnership sold the Templeton Park Apartments. In addition, the North Hill Apartments, in which the Partnership held a minority joint venture interest, was sold in September 1997. This was the Partnership's remaining real estate investment. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In February 1997, the Partnership sold the Templeton Park Apartments in an all cash sale for $23,300,000. From the proceeds of the sale, the Partnership paid $11,458,759 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $451,499 in selling costs and paid $1,025,000 to the mortgage holder as a participation fee representing additional interest calculated as a percentage of the sales price in excess of an amount specified in the loan agreement. The remaining available proceeds were distributed to Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. During September 1997, the joint venture sold North Hill Apartments for a sales price of $21,000,000. The purchaser of the property took title subject to the existing mortgage loan in the amount of $16,483,591. From the proceeds of the sale, the joint venture paid $164,705 in fees relating to the assumption of the mortgage loan by the purchaser and $461,949 in selling costs. In addition, a state withholding tax of $383,246 was paid relating to the gain on sale of the property. The joint venture received the remaining sale proceeds of $3,506,509, of which approximately $877,000 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the joint venture and be unavailable for distribution until December 1997. The net available proceeds from the sale of $751,627 was received from the joint venture in September 1997 and was distributed to the Limited Partners in October 1997.

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

In October 1997, the Partnership paid $1,488,546 ($18.00 per Interest) to the holders of Limited Partnership Interests, representing a special distribution of available Net Cash Proceeds primarily from the sale of the North Hill Apartments in September 1997 and the release of the sale holdback on Boulder Springs Apartments. Including the October 1997 distribution, Limited Partners have received cumulative cash distributions of $580.50 per $1,000 Interest as well as certain tax benefits. Of this amount, $92.50 has been from Net Cash Receipts and $488.00 has been from Net Cash Proceeds. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected to be made. Investors will not recover all of their original investment.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

North Hill Apartments
---------------------

As previously reported, on May 22, 1997, the joint venture (the "Joint Venture") consisting of the Partnership and an affiliate which owns the North Hill Apartments, DeKalb County, Georgia, contracted to sell the property to ERP Operating Limited Partnership, an Illinois limited partnership, for a sale price of $22,500,000. The Joint Venture and the purchaser subsequently agreed to reduce the sale price to $21,000,000. The closing was extended and the sale closed on September 4, 1997. The purchaser assumed the existing first mortgage loan collateralized by the property which had an outstanding principal balance of $16,483,591 at closing. From the proceeds of the sale, the Joint Venture paid $164,705 in fees relating to the assumption of the mortgage loan by the purchaser, $420,000 as a brokerage commission to an affiliate of the third party providing property management services for the property and $41,949 in closing costs. In addition, the Joint Venture paid state withholding taxes of $383,246 in connection with the sale. The Joint Venture received the remaining sale proceeds of $3,506,509. Of such proceeds, $500,000 is being retained by the Joint Venture and will not be available for use or distribution by the Joint Venture until December 1997. The Partnership's share of the total sale proceeds will be approximately $877,000.

Pursuant to a refinancing of the property in 1994, the Joint Venture received the proceeds of a $1,350,000 non-interest bearing note funded by an unaffiliated party. The net proceeds of the sale does not exceed the predetermined level requiring repayment of the note. No sale proceeds has been utilized towards repayment of the note and the note has been forgiven.

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) The Subscription Agreement as set forth as Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated November 29, 1984 (Registration No. 2-92777) and Form of Confirmation regarding Interests in the Partnership as set forth as Exhibit 4.2 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1995, are incorporated herein by reference.

(10) Material Contracts:

(a)(i) Agreement of Sale and attachments thereto relating to the sale of Forestwood Apartments, East Baton Rouge Parish, Louisiana, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Forestwood Apartments, East Baton Rouge, Louisiana previously filed as Exhibit (10)(a)(ii) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of Forestwood Apartments, East Baton Rouge, Louisiana previously filed as Exhibit
(10)(a)(iii) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(b)(i) Agreement of Sale and attachments thereto relating to Forest Ridge Apartments, Phase I, Arlington, Texas previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Forest Ridge Apartments, Phase I, Dallas, Texas previously filed as Exhibit
(99)(a) to the Registrant's Current Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Forest Ridge Apartments, Phase I, Dallas, Texas previously filed as Exhibit
(99)(b) to the Registrant's Current Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Boulder Springs Apartments, Chesterfield County, Virginia, previously filed as Exhibit
(2)(a)(i) to the Registrant's Current Report on Form 8-K dated August 8, 1996, is incorporated herein by reference.

(ii) Letter dated August 19, 1996 relating to the sale of Boulder Springs Apartments, Chesterfield County, Virginia, previously filed as Exhibit
(2)(a)(ii) to the Registrant's Current Report on Form 8-K dated August 8, 1996, is incorporated herein by reference.

(iii) Amendment to Agreement of Sale relating to the sale of Boulder Springs Apartments, Chesterfield County, Virginia, previously filed as Exhibit
(99)(b)(i) to the Registrant's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(iv) Second Amendment of Agreement of Sale relating to the sale of Boulder Springs Apartments, Chesterfield County, Virginia, previously filed as Exhibit
(99)(b)(ii) to the Registrant's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of Timberlake Apartments, Phase I, Altamonte Springs, Florida, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated August 8, 1996, is incorporated herein by reference.

(ii) Letter Agreement relating to the sale of Timberlake Apartments, Phase I, Altamonte Springs, Florida, previously filed as Exhibit (99)(c) to the Registrant's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(e)(i) Agreement of Sale and Attachments thereto relating to the sale of Templeton Park Apartments, Colorado Springs, Colorado, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated August 26, 1996, is incorporated herein by reference.

(ii) Letter agreements relating to the sale of the Templeton Park Apartments, Colorado Springs, Colorado, previously filed as Exhibit (99)(a) to the Partnership's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(iii) Letter agreement and Notice of Disapproval dated October 25, 1996, regarding the sale of Templeton Park Apartments, Colorado Springs, Colorado previously filed as Exhibit (10)(e)(iii) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iv) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Templeton Park Apartments, Colorado Springs, Colorado previously filed as Exhibit (10)(e)(iv) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(v) Letter Agreements dated November 21, 1996, December 6, 1996, December 11, 1996, December 13, 1996, December 20, 1996, and January 20, 1997, relating to the sale of the Templeton Park Apartments, Colorado Springs, Colorado, previously filed as Exhibit (99)(i) to the Registrant's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

(vi) Second Amendment to Agreement of Sale and Escrow Agreement dated January 3, 1997, relating to the sale of the Templeton Park Apartments, Colorado Springs, Colorado, previously filed as Exhibit (99)(ii) to the Registrant's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

(f)(i) Agreement of Sale entered into May 22, 1997 relating to the sale of North Hill Apartments previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(ix) to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(x) to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(iv) Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(xi) to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(v) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(xii) to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(vi) Fifth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(xiii) to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(vii) Sixth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(xiv) to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(viii) Letter Agreement dated June 30, 1997, relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit
(10)(f)(xv) to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(ix) Seventh Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(xvi) to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(x) Eighth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, is attached hereto.

(27) Financial Data Schedule of the Partnership for the nine months ended September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

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

Date:  November 13, 1997
      -------------------