Form 10-K
period 1997-12-31
BALCOR REALTY INVESTORS 85 SERIES I
filed 1998-03-23
CIK 751341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
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

Item 1. Business
----------------

Balcor Realty Investors 85-Series I A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1983 under the laws of the State of Illinois. The Registrant raised $82,697,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire ten real property investments and minority joint venture interests in three additional properties and has since disposed of all of these investments. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold six properties. In addition, during 1996, a property in which the Registrant held a minority joint venture interest was sold. During February 1997, the Registrant sold the Templeton Park Apartments. In addition, during September 1997, the North Hill Apartments, in which the Registrant held a minority joint venture interest was sold. This was the Registrant's last remaining real estate investment. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During 1997, the Registrant sold the Templeton Park Apartments in an all cash sale for $23,300,000. In addition, the North Hill Apartments, in which the Registrant held a minority joint venture interest, was sold for a sales price of $21,000,000, of which $5,250,000 was the Registrant's share. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

The Registrant no longer has an ownership interest in any real estate. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Partners-XVI, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Advisors, and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Masri vs. Lehman Brothers, Inc., et al.
---------------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 7,088.

Item 6. Selected Financial Data
-------------------------------

                                     Year ended December 31,
                  ----------------------------------------------------------
                      1997       1996        1995       1994        1993
                  ---------- ----------- ----------- ----------- -----------

Total income       $2,349,401 $12,182,124 $16,503,016 $14,888,075 $15,484,410
Income (loss)
  before gain
  on sales of
  properties and
  extraordinary
  items               712,051   1,491,061   2,142,234     529,539   (465,069)
Net income         13,648,327  33,263,250   2,142,234     663,204   7,210,490
Net income
 per Limited
 Partnership
 Interest -
 Basic and Diluted     164.36      398.21       25.65        7.94       86.32
Total assets        2,530,776  26,713,606  54,596,297  59,911,923  58,158,518
Mortgage notes
  payable                None  11,495,334  56,466,198  57,381,930  55,919,126
Distributions per
  Limited Partner-
  ship Interest (A)    307.00      191.00       77.50        5.00        None

(A) These amounts include a distribution of original capital of $299, $160 and $29 per Limited Partnership Interest for the years 1997, 1996 and 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") sold six properties during 1996 and one property during 1997 and recognized gains in connection with these sales. In addition, the Partnership held minority joint venture interests in three properties one of which was sold in each of 1995, 1996 and 1997 and the Partnership recognized its share of the gain in connection with these sales. Primarily as a result of the significant aggregate gains recognized in connection with the six property sales in 1996, net income decreased during 1997 as compared to 1996 and increased during 1996 as compared to 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

During 1997, the Partnership sold the Templeton Park Apartments and recognized a gain in connection with the sale of $12,768,729. During 1996, the Partnership sold the Willowbend, Forest Ridge - Phase I, Boulder Springs, Timberlake - Phase I, Forestwood and Heather Ridge apartment complexes and recognized gains in connection with these sales totaling $33,803,968. These sales resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expense, real estate taxes, and property management fees during 1997 as compared to 1996.

The Partnership had higher average cash balances in 1996 as a result of the proceeds received in connection with the 1996 property sales which were temporarily invested prior to distribution to Limited Partners. This resulted in a decrease in interest income on short-term investments during 1997 when compared to 1996.

The Partnership recognized other income during 1997 in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

The Seabrook and North Hill apartment complexes were owned by joint ventures consisting of the Partnership and an affiliate. The joint venture that owned the Seabrook Apartments sold the property in February 1996 and recognized a gain of $1,363,431 from the sale of this property, of which $167,739 was the Partnership's share. The joint venture that owned the North Hill Apartments sold the property in September 1997 and recognized a gain of $6,569,949 from the sale of this property, of which $1,642,487 was the Partnership's share. As a result of the larger gain on sale recognized in 1997 in connection with the North Hill Apartments sale, the Partnership recognized higher participation in income of joint ventures with affiliates during 1997 as compared to 1996.

The Partnership paid a fee of $1,025,000 to the holder of the first mortgage loan in connection with the sale of the Templeton Park Apartments during February 1997. This amount has been recorded as lender participation and represents additional interest calculated as a percentage of the sale price in excess of an amount specified in the loan agreement.

Primarily as a result of lower accounting, portfolio management and legal costs in 1997 as a result of the 1996 property sales, administrative expenses decreased in 1997 as compared to 1996.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In connection with the sale of the property in September 1997, the joint venture wrote off the remaining unamortized deferred financing fees of $617,919, of which $154,480 was the Partnership's share. Additionally, in connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture paid a bond discount of $84,400 which was recorded as a reduction of the underlying mortgage balance. In connection with the 1997 sale of the property, the remaining unamortized balance of the discount fee of $61,894 was written off, of which $15,473 was the Partnership's share. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

In connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture was obligated under a $1,350,000 non-interest bearing note from an unaffiliated party, which was to be repaid only to the extent that net sales proceeds exceeded a certain predetermined level. The net proceeds received from the sale of the property did not meet the required level. Therefore, the note was not repaid and has been forgiven. For financial statement purposes, the joint venture recognized an extraordinary gain on forgiveness of debt of $1,350,000, of which $337,500 was the Partnership's share.

In 1996, the Partnership recognized extraordinary debt extinguishment expense comprised of prepayment penalties related to the Willowbend, Timberlake - Phase I, Forestwood and Heather Ridge mortgage loans and the write off of the remaining unamortized deferred expenses related to the mortgage loans repaid in connection with the six property sales totaling $2,031,779.

1996 Compared to 1995
---------------------

The Partnership sold the Willowbend, Forest Ridge - Phase I, Boulder Springs, Timberlake - Phase I, Forestwood and Heather Ridge apartment complexes in 1996. These sales resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, real estate taxes, and property management fees during 1996 as compared to 1995.

Due to higher average cash balances resulting from net proceeds received in connection with the 1996 property sales, interest income on short-term investments increased for 1996 as compared to 1995.

The Seabrook and Pinebrook apartment complexes were owned by joint ventures consisting of the Partnership and an affiliate. The joint venture that owned the Seabrook Apartments sold the property in February 1996 and recognized a gain of $1,363,431 from the sale of this property, of which $167,739 was the Partnership's share. The joint venture that owned the Pinebrook Apartments sold the property in February 1995 and recognized a gain of $1,814,970 from the sale of this property, of which $780,279 was the Partnership's share. Primarily as a result of the higher gain on sale recognized in 1995 in connection with the Pinebrook Apartments sale, the Partnership recognized lower participation in income of joint ventures with affiliates during 1996 as compared to 1995.

Property operating expense decreased by approximately $1,304,000 in 1996 as compared to 1995 due to the 1996 property sales. This decrease was offset by an increase in payroll, utilities and exterior repair and maintenance expenditures at several of the Partnership's properties of approximately $388,000.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $13,864,000 as of December 31, 1997 as compared to December 31, 1996, primarily due to a distribution paid to Limited Partners during January 1997 from proceeds received from the 1996 property sales. The Partnership used cash of approximately $1,009,000 from operating activities to pay the lender participation fee related to the sale of Templeton Park Apartments, expenses related to sold properties and administrative expenses, which were partially offset by cash flow from the operation of the Partnership's remaining property and interest income earned on short-term investments. Investing activities consisted of net proceeds of $22,848,000 received from the February 1997 sale of Templeton Park Apartments and distributions from the joint venture with an affiliate of approximately $1,275,000. Financing activities consisted primarily of the payment of distributions of approximately $25,388,000 to Limited Partners and the repayment of the mortgage note payable in connection with the sale of the Templeton Park Apartments of approximately $11,459,000. In January 1998, the Partnership made a distribution to the Limited Partners of $576,398, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties. In addition, during 1996, a property in which the Partnership held a minority joint venture interest was sold. During February 1997, the Partnership sold the Templeton Park Apartments. In addition, during September 1997, the North Hill Apartments, in which the Partnership held a minority joint venture interest, was sold. This was the Partnership's last remaining real estate investment. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In February 1997, the Partnership sold the Templeton Park Apartments in an all cash sale for $23,300,000. From the proceeds of the sale, the Partnership paid $11,458,759 to the third party mortgage holder in full satisfaction of the first mortgage loan, $451,499 in selling costs and $1,025,000 to the mortgage holder as a participation fee representing additional interest calculated as a percentage of the sales price in excess of an amount specified in the loan agreement. The remaining available proceeds were distributed to Limited Partners in April 1997. See Note 10 of Notes to Financial Statements for additional information.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. During September 1997, the joint venture sold North Hill Apartments for a sale price of $21,000,000. The purchaser of the property took title subject to the existing mortgage loan in the amount of $16,470,524. From the proceeds of the sale, the joint venture paid $164,705 in fees relating to the assumption of the mortgage loan by the purchaser and $461,949 in selling costs. In addition, a state withholding tax of $381,256 was paid relating to the gain on the sale of the property. The joint venture received the remaining sale proceeds of $3,521,566, of which approximately $880,000 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds was retained by the joint venture and was unavailable for distribution until December 1997 at which time the funds were released in full. The net available proceeds from the sale were distributed to the Limited Partners in October 1997 and January 1998.

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

The Partnership made distributions in 1997, 1996 and 1995 totaling $307.00 $191.00 and $77.50 per Limited Partnership Interest, respectively. See Statements of Partners' Capital for additional information. Distributions were comprised of $8.00 per Interest of Net Cash Receipts and $299.00 per Interest of Net Cash Proceeds in 1997, $31.00 per Interest of Net Cash Receipts and $160.00 per Interest of Net Cash Proceeds in 1996, and $48.50 per Interest of Net Cash Receipts and $29.00 per Interest of Net Cash Proceeds in 1995.

In January 1998, the Partnership made a distribution of $576,398 ($6.97 per Interest) to the holders of Limited Partnership Interests, representing remaining available Net Cash Receipts reserves of $6.29 per Interest and available Net Cash Proceeds of $0.68 per Interest from the Partnership's share of the sale holdback on North Hill Apartments. Including the January 1998 distribution, Limited Partners have received cumulative cash distributions of $587.47 per $1,000 Interest as well as certain tax benefits. Of this amount, $98.79 has been from Net Cash Receipts and $488.68 has been from Net Cash Proceeds. No further distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1997          December 31, 1996
                    -------------------------    -------------------------
                      Financial        Tax        Financial        Tax
                      Statements     Returns     Statements      Returns
                    -------------   ---------    -----------  ------------
Total assets           $2,530,776 $12,083,880    $26,713,606   $20,349,243
Partners' capital
  (deficit) accounts:
    General Partner     (306,029)   (306,029)      (362,126)     (789,769)
    Limited Partners    2,784,784  12,351,562     14,675,847    16,803,622
Net income:
  General Partner          56,097     483,740        332,632       703,320
  Limited Partners     13,592,230  21,031,233     32,930,618    48,679,246
Per Limited Part-
  nership Interest      164.36(A)      254.32      398.21(A)        588.65

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVI, its General Partner, has either a Board of Directors or a Board of Advisors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Vice President                        Alexander J. Darragh
Senior Vice President                        John K. Powell, Jr.
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,484 in 1997 with respect to one of the executive officers and directors of the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entities are the sole Limited Partners which own beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:
                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
------------------------------------------------------------------------------
Limited             WIG 85-I            3,131.13       3.79%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

Limited             Metropolitan        2,654.15       3.21%
Partnership         Acquisition VII     Limited
Interests           Greenville,         Partnership
                    South Carolina      Interests

While WIG 85-I Partners and Metropolitan Acquisition VII individually own less than 5% of the Interests, for purposes of this Item 12, WIG 85-I Partners is an affiliate of Metropolitan Acquisition VII and, collectively, they own 7% of the Interests.

(b) Balcor Partners-XVI and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                Amount
                                Beneficially
Title of Class                  Owned                 Percent of Class
-------------------------------------------------------------------------------
Limited Partnership
Interest                        5 Interests            Less than 1%

Relatives of the officers and affiliates of the partners of the General Partner own 890 additional Interests.

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

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership is set forth as Exhibit 3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated November 29, 1984 (Registration No. 2-92777), and said Agreement and Certificate is incorporated herein by reference.

(4) The Subscription Agreement as set forth as Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated November 29, 1984 (Registration No. 2-92777) and Form of Confirmation regarding Interests in the Partnership as set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10) Material Contracts:

(a)(i) Agreement of Sale and attachments thereto relating to the sale of Forestwood Apartments, East Baton Rouge Parish, Louisiana, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Forestwood Apartments, East Baton Rouge, Louisiana previously filed as Exhibit (10)(a)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of Forestwood Apartments, East Baton Rouge, Louisiana previously filed as Exhibit
(10)(a)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

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

(iii) Letter agreement and Notice of Disapproval dated October 25, 1996, regarding the sale of Templeton Park Apartments, Colorado Springs, Colorado previously filed as Exhibit (10)(e)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iv) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Templeton Park Apartments, Colorado Springs, Colorado previously filed as Exhibit (10)(e)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(v) Letter Agreements dated November 21, 1996, December 6, 1996, December 11, 1996, December 13, 1996, December 20, 1996, and January 20, 1997, relating to the sale of the Templeton Park Apartments, Colorado Springs, Colorado, previously filed as Exhibit (99)(i) to the Registrant's Quarterly Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

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

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(ix) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(x) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(iv) Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(xi) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(v) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(xii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(vi) Fifth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(xiii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(vii) Sixth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(xiv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(viii) Letter Agreement dated June 30, 1997, relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit
(10)(f)(xv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(ix) Seventh Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(xvi) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(x) Eighth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the North Hill Apartments, De Kalb County, Georgia, previously filed as Exhibit (10)(f)(x) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 85-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/Jayne A. Kosik
                             --------------------------------
                               Jayne A. Kosik
                               Senior Managing Director and Chief
                               Financial Officer (Principal
                               Accounting Officer)
                               of Balcor Partners-XVI,
                               the General Partner
Date: March 20, 1998
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Title                        Date
----------------------   ------------------------------   ---------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-
                         XVI, the General Partner
/s/Thomas E. Meador                                          March 20, 1998
--------------------                                        ---------------
   Thomas E. Meador

                         Senior Managing Director and
                         Chief Financial Officer
                         (Principal Accounting
                         Officer) of Balcor
                         Partners-XVI, the
                         General Partner
/s/Jayne A. Kosik                                            March 20, 1998
--------------------                                        ---------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital (Deficit), for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors 85-Series I
A Real Estate Limited Partnership:

We have audited the financial statements of Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series I A Real Estate Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate assets. Upon resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.


                                        COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 18, 1998

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                 1997            1996
                                             -------------   -------------
Cash and cash equivalents                    $  2,508,464    $ 16,372,728
Accounts and accrued interest receivable           22,312         168,416
Prepaid expenses                                                   29,911
                                             -------------   -------------
                                                2,530,776      16,571,055
                                             -------------   -------------
Investment in real estate:
  Land                                                          1,958,223
  Buildings and improvements                                   15,033,831
                                                             -------------
                                                               16,992,054
  Less accumulated depreciation                                 6,849,503
                                                             -------------
Investment in real estate, net of
  accumulated depreciation                                     10,142,551
                                             -------------   -------------
                                             $  2,530,776    $ 26,713,606
                                             =============   =============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     17,255    $    120,413
Due to affiliates                                  34,766         130,331
Accrued liabilities, principally
  real estate taxes                                                91,810
Security deposits                                                  62,326
Losses in excess of investment in
  joint venture with affiliate                                    499,671
Mortgage note payable                                          11,495,334
                                             -------------   -------------
     Total liabilities                             52,021      12,399,885
                                             -------------   -------------
Commitments and contingencies

Limited Partners' capital (82,697
  Interests issued and outstanding)             2,784,784      14,675,847
General Partner's deficit                        (306,029)       (362,126)
                                             -------------   -------------
     Total partners' capital                    2,478,755      14,313,721
                                             -------------   -------------
                                             $  2,530,776    $ 26,713,606
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1997, 1996 and 1995

                                  Partners' Capital (Deficit) Accounts
                              -------------- -------------- --------------
                                                 General        Limited
                                   Total         Partner       Partners
                              -------------- -------------- --------------

Balance at December 31, 1994  $   1,112,383  $    (716,180) $   1,828,563

Cash distributions (A)           (6,409,018)                   (6,409,018)

Net income for the year
   ended December 31, 1995        2,142,234         21,422      2,120,812
                              -------------- -------------- --------------
Balance at December 31, 1995     (3,154,401)      (694,758)    (2,459,643)

Cash distributions (A)          (15,795,128)                  (15,795,128)

Net income for the year
   ended December 31, 1996       33,263,250        332,632     32,930,618
                              -------------- -------------- --------------
Balance at December 31, 1996     14,313,721       (362,126)    14,675,847

Cash distributions (A)          (25,387,979)                  (25,387,979)

Deemed distribution to
  Limited Partners (B)              (95,314)                      (95,314)

Net income for the year
   ended December 31, 1997       13,648,327         56,097     13,592,230
                              -------------- -------------- --------------
Balance at December 31, 1997  $   2,478,755  $    (306,029) $   2,784,784
                              ============== ============== ==============

(A) Summary of cash distributions per Limited Partnership Interest:

                                   1997           1996           1995
                              -------------- -------------- --------------
               First Quarter  $      163.00  $        7.50  $        5.00
               Second Quarter        126.00           7.50           5.00
               Third Quarter          None           98.00          45.00
               Fourth Quarter         18.00          78.00          22.50

(B) This amount represents the Partnership's share of a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of North Hill Apartments, in which the Partnership held a joint venture interest.

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                   1997           1996           1995
                              --------------  -------------  -------------
Income:
  Rental and service          $     435,999  $  11,631,972  $  15,525,153
  Interest on short-term
    investments                     274,269        397,985        325,145
  Other income                       32,411
  Participation in income
    from joint ventures
    with affiliates               1,606,722        152,167        652,718
                              -------------- -------------- --------------
    Total income                  2,349,401     12,182,124     16,503,016
                              -------------- -------------- --------------

Expenses:
  Interest on mortgage
    notes payable                    99,717      3,095,977      4,768,731
  Lender participation            1,025,000
  Depreciation                       62,779      1,394,022      1,924,801
  Amortization of deferred
    expenses                                       114,749        156,022
  Property operating                181,870      4,262,946      5,179,036
  Real estate taxes                  12,325        650,872        923,313
  Property management fees           17,151        588,558        765,223
  Administrative                    238,508        583,939        643,656
                              -------------- -------------- --------------
    Total expenses                1,637,350     10,691,063     14,360,782
                              -------------- -------------- --------------
Income before gain on
  sales of properties and
  extraordinary items               712,051      1,491,061      2,142,234

Gain on sales of properties      12,768,729     33,803,968
                              -------------- -------------- --------------

The accompanying notes are an integral part of the financial statements

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                   1997           1996           1995
                              -------------- -------------- --------------

Income before
  extraordinary items            13,480,780     35,295,029      2,142,234

Extraordinary items:
  Debt extinguishment expense                   (2,031,779)
  Participation in debt
    extinguishment expense
    from joint venture
    with an affiliate              (169,953)
  Participation in gain on
    forgiveness of debt from
    joint venture with
    an affiliate                    337,500
                              -------------- --------------
Total extraordinary items           167,547     (2,031,779)
                              -------------- -------------- --------------
Net income                    $  13,648,327  $  33,263,250  $   2,142,234
                              ============== ============== ==============
Income before extraordinary
  items allocated to General
  Partner                     $      55,408  $     352,950  $      21,422
                              ============== ============== ==============
Income before extraordinary
  items allocated to Limited
  Partners                    $  13,425,372  $  34,942,079  $   2,120,812
                              ============== ============== ==============
Income before extraordinary
  items per Limited
  Partnership Interest
  (82,697 issued and
  outstanding) - Basic and
  Diluted                     $      162.34  $      422.53  $       25.65
                              ============== ============== ==============
Extraordinary items
  allocated to General
  Partner                     $         689  $     (20,318)          None
                              ============== ============== ==============
Extraordinary items
  allocated to Limited
  Partners                    $     166,858  $  (2,011,461)          None
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                   1997           1996           1995
                              -------------- -------------- --------------

Extraordinary items per
  Limited Partnership
   Interest (82,697
   issued and outstanding) -
   Basic and Diluted          $        2.02  $      (24.32)          None
                              ============== ============== ==============
Net income allocated to
  General Partner             $      56,097  $     332,632  $      21,422
                              ============== ============== ==============
Net income allocated to
  Limited Partners            $  13,592,230  $  32,930,618  $   2,120,812
                              ============== ============== ==============
Net income per Limited
  Partnership Interest
  (82,697 issued and
  outstanding) - Basic and
  Diluted                     $      164.36  $      398.21  $       25.65
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                   1997           1996           1995
                              -------------- -------------- --------------

Operating activities:
  Net income                  $  13,648,327  $  33,263,250  $   2,142,234
  Adjustments to reconcile
    net income to net cash
    (used in) provided by
    operating activities:
      Gain on sales of
        properties              (12,768,729)   (33,803,968)
      Debt extinguishment
        expense                                    912,349
      Participation in debt
        extinguishment expense
        from joint venture with
        an affiliate                169,953
      Participation in gain on
        forgiveness of debt
        from joint venture with
        an affiliate               (337,500)
      Participation in income
        from joint ventures
        with affiliates          (1,606,722)      (152,167)      (652,718)
      Depreciation of
        properties                   62,779      1,394,022      1,924,801
      Amortization of
        deferred expenses                          114,749        156,022
      Net change in:
        Accounts and accrued
          interest receivable       146,104       (148,786)         9,197
        Escrow deposits                            825,837       (233,177)
        Prepaid expenses             29,911        128,179       (158,090)
        Accounts payable           (103,158)       (97,824)        84,494
        Due to affiliates           (95,565)       105,830        (50,912)
        Accrued liabilities         (91,810)      (238,293)       (36,525)
        Security deposits           (62,326)      (199,857)       (25,901)
                              -------------- -------------- --------------
  Net cash (used in) provided
    by operating activities      (1,008,736)     2,103,321      3,159,425
                              -------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                   1997           1996           1995
                              -------------- -------------- --------------
Investing activities:
  Capital contributions to
    joint ventures with
    affiliates                                     (14,532)       (42,706)
  Distributions from joint
    ventures with affiliates      1,179,284        216,894        591,158
  Proceeds from sale of
    real estate                  23,300,000     73,490,077
  Payment of selling costs         (451,499)    (1,853,353)
                              -------------- -------------- --------------
  Net cash provided by
    investing activities      $  24,027,785  $  71,839,086  $     548,452
                              -------------- -------------- --------------
Financing activities:
  Distributions to
    Limited Partners          $ (25,387,979) $ (15,795,128) $  (6,409,018)
  Repayment of mortgage
    notes payable               (11,458,759)   (43,686,154)    (7,786,649)
  Proceeds from issuance of
    mortgage note payable                                       8,140,000
  Principal payments on
    mortgage notes payable          (36,575)    (1,284,710)    (1,269,083)
  Disbursements from
    improvement escrows                            827,082         89,678
  Payment of deferred
    expenses                                                     (209,967)
  Funding of improvement
    escrows                                                      (369,000)
                              -------------- -------------- ---------------
Net cash used in
  financing activities          (36,883,313)   (59,938,910)    (7,814,039)
                              -------------- -------------- ---------------
Net change in cash and
  cash equivalents              (13,864,264)    14,003,497     (4,106,162)
Cash and cash equivalents at
  begining of period             16,372,728      2,369,231      6,475,393
                              -------------- -------------- ---------------
Cash and cash equivalents
  at end of period            $   2,508,464  $  16,372,728  $   2,369,231
                              ============== ============== ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors 85-Series I A Real Estate Limited Partnership (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties. In addition, during 1996, a property in which the Partnership held a minority joint venture interest was sold. During February 1997, the Partnership sold the Templeton Park Apartments. In addition, during September 1997, the North Hill Apartments, in which the Partnership held a minority joint venture interest was sold. This was the Partnership's last remaining real estate investment. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 13 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:
                                                    Years
                                                    -----
               Buildings and improvements             30
               Furniture and fixtures                 5

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

When properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Under SFAS 121, the General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of loan modification and financing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) Investment in joint ventures-affiliates represented the Partnership's interest in joint ventures which were recorded under the equity method of accounting. Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusted its investment account for additional capital contributions, distributions and its share of joint venture income or loss. The Partnership's share of cumulative losses exceeded the net amounts invested in the joint venture. This resulted in the classification of the Partnership's investment as "Losses in excess of investment in joint venture with affiliate" in the accompanying financial statements as of December 31, 1996.

(f) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(g) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices were not available for the Partnership's financial instruments, fair values were based on estimates using present value techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates could not be substantiated by comparison to independent markets and, in many cases, may not have been realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(h) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

(i) Cash and cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(j) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore no provision for income taxes is made in the financial statements of the Partnership.

(k) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized on August 1, 1983. The Partnership Agreement provides for Balcor Partners-XVI to be the General Partner and for the admission of Limited Partners through the sale of up to 100,000 Limited Partnership Interests at $1,000 per Interest, 82,697 of which were sold through April 30, 1985, the termination date of the offering.

The Partnership Agreement generally provides that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

One hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. However, there was accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed, which would have been paid only out of distributed Net Cash Proceeds in excess of total Adjusted Original Capital plus a 6% Cumulative Distribution. Under certain circumstances, the General Partner would have participated in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation is limited to 15% of excess Net Cash Proceeds after the return of Original Capital plus a Cumulative Distribution of 6% to the holders of Interests, as defined in the Partnership Agreement. The General Partner will not receive any distributions of Net Cash Receipts or Net Cash Proceeds in accordance with these provisions.

5. Mortgage Notes Payable:

As of December 31, 1996, the Partnership had a mortgage note payable outstanding of $11,495,334 related to the Templeton Park Apartments. This mortgage note was repaid in connection with the sale of this property during 1997 as further described in Note 10 of Notes to the Financial Statements.

During 1997, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $99,717, $3,095,977 and $4,768,731, respectively, and paid interest expense on mortgage notes payable to unaffiliated parties of $99,717, $3,122,700 and $4,768,731, respectively.

6. Management Agreements:

The Partnership's properties were under management agreements with a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Investment in Joint Ventures with Affiliates:

The Partnership owned a 25%, 48.4% and 15.4% joint venture interest in the North Hill, Pinebrook and Seabrook apartment complexes, which were sold in 1997, 1995 and 1996, respectively. During 1997, 1996 and 1995, the Partnership received net distributions of $1,274,598, $202,362 and $548,452, respectively, related to the joint venture interests held by the Partnership.

The North Hill Apartments was owned by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the Joint Venture of 25% and 75%, respectively. During September 1997, the Joint Venture sold North Hill Apartments for a sales price of $21,000,000. The purchaser of the property took title subject to the existing mortgage loan in the amount of $16,470,524. From the proceeds of the sale, the Joint Venture paid $164,705 in fees relating to the assumption of the mortgage loan by the purchaser and $461,949 in selling costs. In addition, a state withholding tax of $381,256 was paid relating to the gain on sale of the property, of which $95,314 represents the Partnership's share. This amount has been recorded as a deemed distribution for financial statement purposes. The Joint Venture recognized a gain of $6,569,949, of which $1,642,487 represents the Partnership's share. See Note 11 of Notes to the Financial Statements for additional information related to the Joint Venture.

Seabrook Apartments was owned by a joint venture (the "Joint Venture") consisting of the Partnership and two affiliates. The Partnership and the affiliates held participating percentages in the Joint Venture of 15.43% and 84.57%, respectively. In February 1996, the Joint Venture sold the property in an all cash sale for $5,915,000. From the proceeds of the sale, the Joint Venture paid $5,081,898 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $190,517 in selling costs. The Joint Venture recognized a gain of $1,363,431 form the sale of this property, of which $167,739 was the Partnership's share.

Pinebrook Apartments was owned by a joint venture (the "Joint Venture") consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the Joint Venture of 48.43% and

51.57%, respectively. In February 1995, the Joint Venture sold the property in an all cash sale for $6,140,000. From the proceeds of the sale, the Joint Venture paid $5,058,226 to the third party mortgage holders in full satisfaction of the first, second and fourth mortgage loans, as well as a brokerage commission and other closing costs. Additionally, the Joint Venture paid approximately $716,729 to Pinebrook Limited Partnership in full satisfaction of the outstanding amount of its loan. The Joint Venture recognized a gain of $1,814,970 in 1995 of which $780,279 was the Partnership's share.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax return due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $7,738,941 less than the tax income of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Reimbursement of
  expenses to General
  Partner at cost:
   Accounting           $19,403   $7,454 $18,983 $20,819  $43,360   $2,930
   Data processing        5,360    4,055   6,614   3,367   30,442    3,365
   Investor
     communications        None     None    None    None    6,695     None
   Legal                 15,632    6,940  13,987  15,339   21,029    2,121
   Other                  7,691     None   9,265   7,691    9,920      167
   Portfolio management  68,963   16,317  75,787  83,115  118,040   15,918

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner which received no fee for administering the program, however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $18,404 and $105,794 in 1996 and 1995, respectively.

10. Property Sales:

(a) In February 1997, the Partnership sold the Templeton Park Apartments in an all cash sale for $23,300,000. From the proceeds of the sale, the Partnership paid $11,458,759 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $451,499 in selling costs and $1,025,000 to the mortgage holder as a participation fee. The lender participation fee represents additional interest paid to the lender calculated as a percentage of the sales price in excess of an amount specified in the loan agreement. The basis of the property was $10,079,772, which is net of accumulated depreciation of $6,912,282. For financial statement purposes, the Partnership recognized a gain of $12,768,729 from the sale of this property.

(b) In March 1996, the Partnership sold the Willowbend Apartments in an all cash sale for $9,985,000. From the proceeds of the sale, the Partnership paid $5,790,869 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $240,515 in selling costs and paid $243,712 of prepayment penalties. The basis of the property was $5,117,354, which is net of accumulated depreciation of $2,613,770. For financial statement purposes, the Partnership recognized a gain of $4,627,131 from the sale of this property.

(c) In June 1996, the Partnership sold the Forest Ridge - Phase I Apartments in an all cash sale for $11,600,000. From the proceeds of the sale, the Partnership paid $7,589,194 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $131,000 in selling costs. The basis of the property was $7,943,421, which is net of accumulated depreciation of $4,357,296. For financial statement purposes, the Partnership recognized a gain of $3,525,579 from the sale of this property.

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

(e) In September 1996, the Partnership sold the Timberlake - Phase I Apartments in an all cash sale for $18,134,077. From the proceeds of the sale, the Partnership paid $11,387,150 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $424,282 in selling costs, and paid $530,383 of prepayment penalties. The basis of the property was $9,775,943, which is net of accumulated depreciation of $5,445,035. For financial statement purposes, the Partnership recognized a gain of $7,933,852 from the sale of this property.

(f) In October 1996, the Partnership sold the Forestwood Apartments in an all cash sale for $10,050,000. From the proceeds of the sale, the Partnership paid $5,754,000 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $336,012 in selling costs and paid $230,160 of prepayment penalties. The basis of the property was $5,648,699, which is net of accumulated depreciation of $3,297,975. For financial statement purposes, the Partnership recognized a gain of $4,065,289 from the sale of this property.

(g) In November 1996, the Partnership sold the Heather Ridge Apartments in an all cash sale for $8,890,000. From the proceeds of the sale, the Partnership paid $5,117,987 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $271,760 in selling costs and paid $115,175 of prepayment penalties. The basis of the property was $3,544,547, which is net of accumulated depreciation of $3,644,381. For financial statement purposes, the Partnership recognized a gain of $5,073,693 from the sale of this property.

11. Extraordinary Items:

(a) The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In connection with the sale of the property in September 1997, the joint venture wrote-off the remaining unamortized deferred financing fees of $617,919, of which $154,480 was the Partnership's share. Additionally, in connection with the 1994 bond refinancing of the property, the joint venture paid a bond discount fee of $84,400 which was recorded as a reduction of the underlying mortgage balance. In connection with the 1997 sale of the property, the remaining unamortized balance of the discount fee of $61,894 was written off, of which $15,473 was the Partnership's share. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

(b) In connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture was obligated under a $1,350,000 non-interest bearing note from an unaffiliated party, which was to be repaid only to the extent that net sales proceeds exceeded a certain predetermined level. The net proceeds received from the sale of the property did not meet the required level. Therefore, the note was not repaid and has been forgiven. For financial statement purposes, the joint venture recognized an extraordinary gain on forgiveness of debt of $1,350,000, of which $337,500 was the Partnership's share.

(c) In connection with the sales of the Partnership's properties during 1996, the Partnership paid prepayment penalties of $243,712, $530,383, $230,160 and $115,175 relating to the Willowbend, Timberlake - Phase I, Forestwood and Heather Ridge mortgage loans, respectively. In addition, the Partnership wrote off the remaining unamortized deferred expenses relating to six of the properties sold during 1996 totaling $912,349. These amounts were recognized as extraordinary items and classified as debt extinguishment expense.

12. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximated the carrying value.

13. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not yet been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

14. Subsequent Event:

In January 1998, the Partnership made a distribution of $576,398 ($6.97 per Interest) to the holders of Limited Partnership Interests, representing available Net Cash Receipts reserves of $6.29 per Interest and available Net Cash Proceeds of $0.68 per Interest from the Partnership's share of the sale holdback on North Hill Apartments.