Form 10-Q
period 1998-03-31
BALCOR REALTY INVESTORS 85 SERIES I
filed 1998-05-11
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                1998            1997
                                           --------------- ---------------
Cash and cash equivalents                  $    1,895,177  $    2,508,464
Accounts and accrued interest receivable           15,457          22,312
Prepaid expenses                                    2,442
                                           --------------- ---------------
                                           $    1,913,076  $    2,530,776
                                           =============== ===============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                           $       32,438  $       17,255
Due to affiliates                                  38,355          34,766
                                           --------------- ---------------
     Total liabilities                             70,793          52,021
                                           --------------- ---------------
Commitments and contingencies

Limited Partners' capital (82,697
  Interests issued and outstanding)             2,148,312       2,784,784
General Partner's deficit                        (306,029)       (306,029)
                                           --------------- ---------------
     Total partners' capital                    1,842,283       2,478,755
                                           --------------- ---------------
                                           $    1,913,076  $    2,530,776
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                1998            1997
                                           --------------- ---------------
Income:
  Rental and service                                       $      443,934
  Interest on short-term investments       $       27,778         124,005
                                           --------------- ---------------
    Total income                                   27,778         567,939
                                           --------------- ---------------

Expenses:
  Interest on mortgage notes payable                               99,717
  Lender participation                                          1,025,000
  Depreciation                                                     62,779
  Property operating                                6,519         263,437
  Real estate taxes                                                12,325
  Property management fees                                         17,151
  Administrative                                   81,333          98,760
  Participation in loss of joint
    venture with affiliate                                            527
                                           --------------- ---------------
    Total expenses                                 87,852       1,579,696
                                           --------------- ---------------
Loss before gain on sale of
  property                                        (60,074)     (1,011,757)

Gain on sale of property                                       12,768,729
                                           --------------- ---------------
Net (loss) income                          $      (60,074) $   11,756,972
                                           =============== ===============
Net income allocated to General Partner              None  $       58,126
                                           =============== ===============
Net (loss) income allocated to Limited
  Partners                                 $      (60,074) $   11,698,846
                                           =============== ===============
Net (loss) income per Limited Partnership
  Interest (82,697 issued and outstanding)
  - Basic and Diluted                      $        (0.73) $       141.47
                                           =============== ===============
Distribution to Limited Partners           $      576,398  $   13,479,611
                                           =============== ===============
Distribution per Limited Partnership
  Interests (82,697 issued and
  outstanding)                             $         6.97  $       163.00
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                1998            1997
                                           --------------- ---------------
Operating activities:
  Net (loss) income                        $      (60,074) $   11,756,972
  Adjustments to reconcile net (loss)
    income to net cash used in
    operating activities:
    Gain on sale of property                                  (12,768,729)
    Participation in loss of joint
       ventures with affiliates                                       527
    Depreciation of properties                                     62,779
    Net change in:
      Accounts and accrued interest
        receivable                                  6,855            (266)
      Prepaid expenses                             (2,442)         26,406
      Accounts payable                             15,183         156,496
      Due to affiliates                             3,589            (803)
      Accrued liabilities                                         (91,810)
      Security deposit                                            (62,326)
                                           --------------- ---------------
  Net cash used in operating
    activities                                    (36,889)       (920,754)
                                           --------------- ---------------
Investing activities:
  Distribution from joint ventures
    with affiliates                                                31,085
  Proceeds from sale of real estate                            23,300,000
  Payment of selling costs                                       (451,499)
                                                           ---------------
  Net cash provided by investing
    activities                                                 22,879,586
                                                           ---------------
Financing activities:
  Distribution to Limited Partners               (576,398)    (13,479,611)
  Repayment of mortgage note payable                          (11,458,759)
    Principal payments on mortgage note
    payable                                                       (36,575)
                                           --------------- ---------------
  Net cash used in financing activities          (576,398)    (24,974,945)
                                           --------------- ---------------

Net change in cash and cash equivalents          (613,287)     (3,016,113)
Cash and cash equivalents at
  beginning of period                           2,508,464      16,372,728
                                           --------------- ---------------
Cash and cash equivalents at end of period $    1,895,177  $   13,356,615
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property, the Templeton Park Apartments. In addition, during 1997, the North Hill Apartments, in which the Partnership held a minority joint venture interest, was sold. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarter ended March 31, 1997 the Partnership incurred and paid interest expense on mortgage notes payable of $99,717.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                       Paid       Payable
                                    ------------  ---------

   Reimbursement of expenses to
     the General Partner, at cost $   6,169       $ 38,355

5. Contingencies:

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

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $82,697,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. As of March 31, 1998, the Partnership has no properties in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest earned on short-term investments during the quarter ended March 31, 1998. This was the primary reason, the Partnership recognized a net loss for the quarter ended March 31, 1998. During 1997, the Partnership recognized a gain on the sale of the Templeton Park Apartments which was the reason the Partnership recognized net income for the quarter ended March 31, 1997. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

During 1997, the Partnership sold the Templeton Park Apartments and recognized a gain of $12,768,729 in connection with the sale of the property. As a result of the sale of the property, rental and service income, interest expense on mortgage note payable, depreciation, real estate taxes and property management fees ceased in 1997.

Higher average cash balances were available for investment during 1997 due to proceeds received in connection with the 1996 and 1997 property sales prior to distribution to Limited Partners in January and April 1997. As a result, interest income on short-term investments decreased during 1998 as compared to 1997.

The Partnership paid a fee of $1,025,000 to the holder of the first mortgage loan in connection with the sale of the Templeton Park Apartments during

February 1997. This amount was recorded as lender participation and represents additional interest. This amount was calculated as a percentage of the sale price in excess of an amount specified in the loan agreement.

Property operating expenses decreased during 1998 as compared to 1997 due to the sale of the Templeton Park Apartments. During 1998, the Partnership paid its share of additional expenditures related to the North Hill Apartments in which the Partnership held a minority joint venture interest. This property was sold in September 1997.

During 1997, the Partnership recognized a participation in loss of joint venture with affiliate related to the North Hill Apartments. The property was sold in September 1997.

Lower portfolio management, professional and accounting fees during 1998 were the primary reasons for the decrease in administrative expenses during 1998 as compared to 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $613,000 as of March 31, 1998 as compared to December 31, 1997, primarily due to a distribution paid to Limited Partners during January 1998 from remaining available Net Cash Receipts reserves and from the Partnership's share of the sale holdback on the North Hill Apartments. The Partnership used cash of approximately $37,000 from operating activities to pay administrative expenses and property operating expenses related to a sold property, which were partially offset by interest income earned on short-term investments. The Partnership used cash in its financing activities of approximately $576,000 to pay a distribution to Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property, the Templeton Park Apartments. In addition, during 1997, the North Hill Apartments, in which the Partnership held a minority joint venture interest, was sold. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

To date, the Limited Partners have received cash distributions totaling $587.47 per $1,000 Interest as well as certain tax benefits. Of this amount, $98.79 represents Net Cash Receipts and $488.68 has been from Net Cash Proceeds. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

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

(27) Financial Data Schedule of the Partnership for the three months ended March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Forn 8-K were filed during the quarter ended March 31, 1998.

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


Date:  May 11, 1998
      -------------------------