Form 10-Q
period 1998-06-30
BALCOR REALTY INVESTORS 85 SERIES I
filed 1998-08-11
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                 (Unaudited)

                                    ASSETS

                                                 1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   1,878,385   $   2,508,464
Accounts and accrued interest receivable            5,028          22,312
                                            --------------  --------------
                                            $   1,883,413   $   2,530,776
                                            ==============  ==============


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                            $      22,779   $      17,255
Due to affiliates                                  45,234          34,766
                                            --------------  --------------
     Total liabilities                             68,013          52,021
                                            --------------  --------------

Commitments and contingencies

Limited Partners' capital (82,697
  Interests issued and outstanding)             2,121,429       2,784,784
General Partner's deficit                        (306,029)       (306,029)
                                            --------------  --------------
     Total partners' capital                    1,815,400       2,478,755
                                            --------------  --------------
                                            $   1,883,413   $   2,530,776
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                 1998            1997
                                            --------------  --------------
Income:
  Rental and service                                        $     443,934
  Interest on short-term investments        $      52,523         192,432
  Other income                                                     39,758
                                            --------------  --------------
    Total income                                   52,523         676,124
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable                               99,717
  Lender participation                                          1,025,000
  Depreciation                                                     62,779
  Property operating                                6,519         263,437
  Real estate taxes                                                12,325
  Property management fees                                         17,151
  Administrative                                  132,961         163,376
  Participation in loss of joint
    venture with affiliate                                         11,792
                                            --------------  --------------
    Total expenses                                139,480       1,655,577
                                            --------------  --------------
(Loss) before gain on sale of property            (86,957)       (979,453)

Gain on sale of property                                       12,768,729
                                            --------------  --------------
Net (loss) income                           $     (86,957)  $  11,789,276
                                            ==============  ==============
Net income allocated to General Partner             None    $      58,126
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $     (86,957)  $  11,731,150
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (82,697 issued and outstanding)
  - Basic and Diluted                       $       (1.05)  $      141.86
                                            ==============  ==============
Distributions to Limited Partners           $     576,398   $  23,899,433
                                            ==============  ==============
Distributions per Limited Partnership
  Interest (82,697 issued and outstanding)  $        6.97   $      289.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                            --------------  --------------
Income:
  Interest on short-term investments        $      24,745   $      68,427
  Other income                                                     39,758
                                            --------------  --------------
    Total income                                   24,745         108,185
                                            --------------  --------------
Expenses:
  Administrative                                   51,628          64,616
  Participation in loss of joint
    venture with affiliate                                         11,265
                                            --------------  --------------
    Total expenses                                 51,628          75,881
                                            --------------  --------------
Net (loss) income                           $     (26,883)  $      32,304
                                            ==============  ==============
Net income allocated to General Partner             None            None
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $     (26,883)  $      32,304
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (82,697 issued and outstanding)
  - Basic and Diluted                       $       (0.32)  $        0.39
                                            ==============  ==============
Distribution to Limited Partners                    None    $  10,419,822
                                            ==============  ==============
Distribution per Limited Partnership
  Interest (82,697 issued and outstanding)          None    $      126.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                            --------------  --------------
Operating activities:
  Net (loss) income                         $     (86,957)  $  11,789,276
  Adjustments to reconcile net (loss) income
    to net cash used in operating
    activities:
    Gain on sale of property                                  (12,768,729)
    Participation in loss of joint venture
      with affiliate                                               11,792
    Depreciation of property                                       62,779
    Net change in:
      Accounts and accrued interest
        receivable                                 17,284         114,902
      Prepaid expenses                                             29,911
      Accounts payable                              5,524         (48,253)
      Due to affiliates                            10,468         (32,321)
      Accrued liabilities                                         (91,810)
      Security deposits                                           (62,326)
                                            --------------  --------------
  Net cash used in operating activities           (53,681)       (994,779)
                                            --------------  --------------
Investing activities:
  Distribution from joint venture
    with affiliate                                                 31,085
  Proceeds from sale of real estate                            23,300,000
  Payment of selling costs                                       (451,499)
                                                            --------------
  Net cash provided by investing activities                    22,879,586
                                                            --------------
Financing activities:
  Distributions to Limited Partners              (576,398)    (23,899,433)
  Repayment of mortgage note payable                          (11,458,759)
  Principal payments on mortgage
    note payable                                                  (36,575)
                                            --------------  --------------
  Cash used in financing activities              (576,398)    (35,394,767)
                                            --------------  --------------

Net change in cash and cash equivalents          (630,079)    (13,509,960)
Cash and cash equivalents at
  beginning of period                           2,508,464      16,372,728
                                            --------------  --------------
Cash and cash equivalents at end of period  $   1,878,385   $   2,862,768
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property and the property in which the Partnership held a minority joint venture interest. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $99,717.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 10,688       $ 4,519    $ 45,234


5. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not yet been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $82,697,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. As of June 30, 1998, the Partnership has no properties in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest earned on short-term investments during the six months and quarter ended June 30, 1998. This was the primary reason the Partnership recognized a net loss for the six months and quarter ended June 30, 1998. During February 1997, the Partnership recognized a gain on the sale of the Templeton Park Apartments which was the reason the Partnership recognized net income for the six months ended June 30, 1997. During June 1997, the Partnership recognized other income due to an insurance premium refund which was the primary reason the Partnership recognized net income during the quarter ended June 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

During February 1997, the Partnership sold the Templeton Park Apartments and recognized a gain of $12,768,729 in connection with the sale of the property. As a result of the sale of the property, rental and service income, interest expense on mortgage note payable, depreciation, real estate taxes and property management fees ceased in 1997.

Higher average cash balances were available for investment during 1997 due to proceeds received in connection with the 1996 and 1997 property sales prior to distribution to Limited Partners in January and April 1997. As a result, interest income on short-term investments decreased during 1998 as compared to 1997.

The Partnership recognized other income during the quarter ended June 30, 1997 relating to an insurance premium refund for one of the properties sold in 1996.

The Partnership paid $1,025,000 to the holder of the first mortgage loan in connection with the sale of the Templeton Park Apartments during February 1997. This amount was recorded as lender participation and represents additional interest. This amount was calculated as a percentage of the sale price in excess of an amount specified in the loan agreement.

Property operating expenses decreased during the six months ended June 30, 1998 as compared to the same period in 1997 due to the sale of the Templeton Park Apartments. During the six months ended June 30, 1998, the Partnership paid its share of additional expenditures related to the North Hill Apartments, in which the Partnership held a minority joint venture interest. This property was sold in September 1997.

Primarily as a result of lower accounting and bank fees, administrative expenses decreased during 1998 as compared to 1997. This decrease was partially offset by an increase in legal fees incurred in connection with the litigation discussed in Note 5 of Notes to the Financial Statements.

Due to the sale of the North Hill Apartments in September 1997, participation in loss of joint venture with affiliate ceased.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $630,000 as of June 30, 1998 as compared to December 31, 1997, primarily due to a distribution paid to Limited Partners during January 1998 from remaining available Net Cash Receipts reserves and from the Partnership's share of the sale holdback on the North Hill Apartments. The Partnership used cash of approximately $54,000 in its operating activities to pay administrative expenses and property operating expenses related to a sold property, which were partially offset by interest income earned on short-term investments. The Partnership used cash in its financing activities of approximately $576,000 to pay a distribution to Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property and the property in which the Partnership held a minority joint venture interest. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

To date, the Limited Partners have received cash distributions totaling $587.47 per $1,000 Interest as well as certain tax benefits. Of this amount, $98.79 represents Net Cash Receipts and $488.68 represents Net Cash Proceeds. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Subscription Agreement as set forth as Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated November 29, 1984 (Registration No. 2-92777) and Form of Confirmation regarding Interests in the Partnership as set forth as Exhibit 4.2 to the Partnership's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

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

(b)(i) Agreement of Sale and attachment thereto relating to the sale of Boulder Springs Apartments, Chesterfield County, Virginia, previously filed as Exhibit
(2)(a)(i) to the Registrant's Current Report on Form 8-K dated August 8, 1996, is incorporated herein by reference.

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

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Timberlake Apartments, Phase I, Altamonte Springs, Florida, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated August 8, 1996, is incorporated herein by reference.

(ii) Letter Agreement relating to the sale of Timberlake Apartments, Phase I, Altamonte Springs, Florida, previously filed as Exhibit (99)(c) to the Registrant's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and Attachments thereto relating to the sale of Templeton Park Apartments, Colorado Springs, Colorado, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated August 26, 1996, is incorporated herein by reference.

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

(e)(i) Agreement of Sale entered into May 22, 1997 relating to the sale of North Hill Apartments previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Partnership for the six months ended June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


Date:
      -------------------------