Form 10-Q
period 1998-09-30
BALCOR REALTY INVESTORS 85 SERIES I
filed 1998-11-10
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   1,875,456   $   2,508,464
Accounts and accrued interest receivable            7,742          22,312
                                            --------------  --------------
                                            $   1,883,198   $   2,530,776
                                            ==============  ==============


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                            $      35,742   $      17,255
Due to affiliates                                  46,949          34,766
                                            --------------  --------------
     Total liabilities                             82,691          52,021
                                            --------------  --------------

Commitments and contingencies

Limited Partners' capital (82,697
  Interests issued and outstanding)             2,106,536       2,784,784
General Partner's deficit                        (306,029)       (306,029)
                                            --------------  --------------
     Total partners' capital                    1,800,507       2,478,755
                                            --------------  --------------
                                            $   1,883,198   $   2,530,776
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)


                                                 1998            1997
                                            --------------  --------------
Income:
  Rental and service                                        $     443,934
  Interest on short-term investments        $      79,486         238,722
  Other income                                                     64,196
  Participation in income of joint
    venture with affiliate                                      1,443,168
                                            --------------  --------------
    Total income                                   79,486       2,190,020
                                            --------------  --------------
Expenses:
  Interest on mortgage note payable                                99,717
  Lender participation                                          1,025,000
  Depreciation                                                     62,779
  Property operating                                6,519         263,437
  Real estate taxes                                                12,325
  Property management fees                                         17,151
  Administrative                                  174,817         212,162
                                            --------------  --------------
    Total expenses                                181,336       1,692,571
                                            --------------  --------------
(Loss) income before gain on sale of
  property and extraordinary items               (101,850)        497,449

Gain on sale of property                                       12,768,729
                                            --------------  --------------
(Loss) income before extraordinary items         (101,850)     13,266,178
                                            --------------  --------------
Extraordinary items:
  Participation in debt extinguishment
    expense with an affiliate                                    (169,953)
  Participation in gain on forgiveness
    of debt with an affiliate                                     337,500
                                                            --------------
Total extraordinary items                                         167,547
                                            --------------  --------------
Net (loss) income                           $    (101,850)  $  13,433,725
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998            1997
                                            --------------  --------------
Income before extraordinary items
  allocated to General Partner                      None    $      55,408
                                            ==============  ==============
(Loss) income before extraordinary items
  allocated to Limited Partners             $    (101,850)  $  13,210,770
                                            ==============  ==============
(Loss) income before extraordinary items
  per Limited Partnership Interest
  (82,697 issued and outstanding) -
  Basic and Diluted                         $       (1.23)  $      159.75
                                            ==============  ==============
Extraordinary items allocated to General
  Partner                                           None    $         689
                                            ==============  ==============
Extraordinary items allocated to Limited
  Partners                                          None    $     166,858
                                            ==============  ==============
Extraordinary items per Limited Partnership
  Interest (82,697 issued and outstanding)
  - Basic and Diluted                               None    $        2.02
                                            ==============  ==============
Net income allocated to General Partner             None    $      56,097
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $    (101,850)  $  13,377,628
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (82,697 issued and outstanding)
  - Basic and Diluted                       $       (1.23)  $      161.77
                                            ==============  ==============
Distributions to Limited Partners           $     576,398   $  23,899,433
                                            ==============  ==============
Distributions per Limited Partnership
  Interest (82,697 issued and outstanding)  $        6.97   $      289.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                            --------------  --------------
Income:
  Interest on short-term investments        $      26,963   $      46,290
  Other income                                                     24,438
  Participation in income of joint
    venture with affiliate                                      1,454,960
                                            --------------  --------------
    Total income                                   26,963       1,525,688
                                            --------------  --------------
Expenses:
  Administrative                                   41,856          48,786
                                            --------------  --------------
    Total expenses                                 41,856          48,786
                                            --------------  --------------
(Loss) income before extraordinary items          (14,893)      1,476,902
                                            --------------  --------------
Extraordinary items:
  Participation in debt extinguishment
    expense with an affiliate                                    (169,953)
  Participation in gain on forgiveness
    of debt with an affiliate                                     337,500
                                                            --------------
Total extraordinary items                                         167,547
                                            --------------  --------------
Net (loss) income                           $     (14,893)  $   1,644,449
                                            ==============  ==============
Loss before extraordinary items
  allocated to General Partner                      None    $      (2,718)
                                            ==============  ==============
(Loss) income before extraordinary items
  allocated to Limited Partners             $     (14,893)  $   1,479,620
                                            ==============  ==============
(Loss) income before extraordinary items
  per Limited Partnership Interest
  (82,697 issued and outstanding) -
  Basic and Diluted                         $       (0.18)  $       17.89
                                            ==============  ==============
Extraordinary items allocated to General
  Partner                                           None    $         689
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                 1998            1997
                                            --------------  --------------
Extraordinary items allocated to Limited
  Partners                                          None    $     166,858
                                            ==============  ==============
Extraordinary items per Limited Partnership
  Interest (82,697 issued and outstanding)
  - Basic and Diluted                               None    $        2.02
                                            ==============  ==============
Net loss allocated to General Partner               None    $      (2,029)
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $     (14,893)  $   1,646,478
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (82,697 issued and outstanding)
  - Basic and Diluted                       $       (0.18)  $       19.91
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                            --------------  --------------
Operating activities:
  Net (loss) income                         $    (101,850)  $  13,433,725
  Adjustments to reconcile net (loss) income
    to net cash used in operating
    activities:
    Gain on sale of property                                  (12,768,729)
    Participation in debt extinguishment
      expense with an affiliate                                   169,953
    Participation in gain on forgiveness
      of debt with an affiliate                                  (337,500)
    Participation in income of joint venture
      with affiliate                                           (1,443,168)
    Depreciation of property                                       62,779
    Net change in:
      Accounts and accrued interest
        receivable                                 14,570         (19,624)
      Prepaid expenses                                             29,911
      Accounts payable                             18,487         (35,381)
      Due to affiliates                            12,183         (33,316)
      Accrued liabilities                                         (91,810)
      Security deposits                                           (62,326)
                                            --------------  --------------
  Net cash used in operating activities           (56,610)     (1,095,486)
                                            --------------  --------------
Investing activities:
  Distributions from joint venture
    with affiliate                                                954,814
  Proceeds from sale of real estate                            23,300,000
  Payment of selling costs                                       (451,499)
                                                            --------------
  Net cash provided by investing activities                    23,803,315
                                                            --------------
Financing activities:
  Distributions to Limited Partners              (576,398)    (23,899,433)
  Repayment of mortgage note payable                          (11,458,759)
  Principal payments on mortgage
    note payable                                                  (36,575)
                                            --------------  --------------
  Cash used in financing activities              (576,398)    (35,394,767)
                                            --------------  --------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85 - SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                 1998            1997
                                            --------------  --------------

Net change in cash and cash equivalents          (633,008)    (12,686,938)
Cash and cash equivalents at
  beginning of period                           2,508,464      16,372,728
                                            --------------  --------------
Cash and cash equivalents at end of period  $   1,875,456   $   3,685,790
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

(c) Several reclassifications have been made to the previously reported 1997 financial statements in order to provide comparability with the 1998 statements. These reclassifications have not changed the 1997 results.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property and the property in which the Partnership held a minority joint venture interest. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Interest Expense:

During the nine months ended September 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $99,717.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 17,415       $ 6,727    $ 46,949


5. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. No determination of the merits has been made in one action. The other action was dismissed without prejudice by the trial court on September 24, 1998 for failure to state a cause of action. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $82,697,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. As of September 30, 1998, the Partnership has no properties in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest earned on short-term investments during the nine months and quarter ended September 30, 1998. This was the primary reason the Partnership recognized a net loss for the nine months and quarter ended September 30, 1998. During February 1997, the Partnership recognized a gain on the sale of the Templeton Park Apartments and during September 1997, the Partnership recognized its share of the gain on the sale of the North Hill Apartments, in which the Partnership held a minority joint venture interest. As a result, the Partnership recognized net income for the nine months and quarter ended September 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

During February 1997, the Partnership sold the Templeton Park Apartments and recognized a gain of $12,768,729 in connection with the sale of the property. As a result of the sale of the property, rental and service income, interest expense on mortgage note payable, depreciation, real estate taxes and property management fees ceased in 1997.

Higher average cash balances were available for investment during 1997 due to proceeds received in connection with the 1996 and 1997 property sales prior to distribution to Limited Partners in January, April and October 1997. As a result, interest income on short-term investments decreased during 1998 as compared to 1997.

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

Property operating expenses decreased during the nine months ended September 30, 1998 as compared to the same period in 1997 due to the sale of the Templeton Park Apartments. During the nine months ended September 30, 1998, the Partnership paid its share of additional expenditures related to the North Hill Apartments, in which the Partnership held a minority joint venture interest. This property was sold in September 1997.

Primarily as a result of lower accounting and professional fees and bank charges, administrative expenses decreased during 1998 as compared to 1997. This decrease was partially offset by higher legal fees accrued in 1998.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Due to the sale of the property in September 1997, participation in income of joint venture with affiliate ceased. During 1997, participation in income of joint venture with affiliate consisted primarily of the Partnership's share of the gain recognized from the sale of the property.

In connection with the sale of the North Hill Apartments in September 1997, the joint venture wrote off the remaining unamortized deferred financing fees of $617,919, of which $154,480 was the Partnership's share. Additionally, in connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture paid a bond discount of $84,400 which was recorded as a reduction of the underlying mortgage balance. In connection with the 1997 sale of the property, the remaining unamortized balance of the discount fee of $61,894 was written off, of which $15,473 was the Partnership's share. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $633,000 as of September 30, 1998 as compared to December 31, 1997, primarily due to a distribution paid to Limited Partners during January 1998 from remaining available Net Cash Receipts reserves and from the Partnership's share of the sale holdback on the North Hill Apartments. The Partnership used cash of approximately $57,000 in its operating activities to pay administrative expenses and property operating expenses related to a sold property, which were partially offset by interest income earned on short-term investments. The Partnership used cash in its financing activities of approximately $576,000 to pay a distribution to Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property and the property in which the Partnership held a minority joint venture interest. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Klein, et al. vs Lehman Brothers, Inc., et al.
-----------------------------------------------

With regard to the proposed class action complaint, Klein, et al. vs Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96), on June 9, 1998 the defendants filed a motion to dismiss the complaint for failure to state a cause of action. The motion was briefed by all parties and oral argument was heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendant's motion to dismiss the complaint, and on October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice.

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

(10) Material Contracts:

(a) (i) Agreement of Sale entered into May 22, 1997 relating to the sale of North Hill Apartments previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Partnership for the nine months ended September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


Date: November 10, 1998
      -------------------------