Form 10-K
period 1998-12-31
BALCOR REALTY INVESTORS 85 SERIES I
filed 1999-03-19
CIK 751341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in September 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Partners-XVI, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Advisors and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

In June 1998, the defendants filed a motion to dismiss the complaint for failure to state a cause of action. Oral arguments were heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendants' motion to dismiss the complaint. On October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice, but stated that the plaintiffs would be required to file any new pleading in a separate action and would not be allowed to amend the existing complaint. The plaintiffs moved for a reconsideration of the judge's ruling, which was denied on November 20, 1998. On December 28, 1998, plaintiffs filed a notice of appeal from both the judge's October 23 and November 20, 1998 rulings.

On March 11, 1999, an order was entered by the Superior Court of New Jersey, Appellate Division, dismissing the appeal in this action with prejudice. Therefore, this will be the final report to investors regarding this matter.

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

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Plaintiffs' lead counsel also represents the plaintiffs in the Lenore Klein matter discussed above. Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Bruss et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On January 25, 1999, a proposed class action complaint was filed, Dorothy Bruss, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Essex County, Docket No. L-000898-99). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Corporation, and other affiliated entities and various individuals are named defendants in the action. Lead counsel representing the plaintiffs in this case is the same counsel representing the plaintiffs in each of the Lenore Klein and Raymond Masri cases discussed above. The complaint relates largely to the same issues as those raised in the Lenore Klein and the Raymond Masri cases. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey and other similar state statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real property for the Affiliated Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated

Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission on certain counts; punitive damages; treble damages on certain counts; recovery from the Defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; and attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 7,090.

Item 6. Selected Financial Data
-------------------------------

                                     Year ended December 31,
                   ----------------------------------------------------------
                       1998       1997        1996       1995        1994
                   ---------- ----------- ----------- ----------- -----------

Total income         $104,700  $2,349,401 $12,182,124 $16,503,016 $14,888,075
(Loss) income
  before gain
  on sales of
  properties and
  extraordinary
  items              (126,317)    712,051   1,491,061   2,142,234     529,539
Net (loss) income    (126,317) 13,648,327  33,263,250   2,142,234     663,204
Net (loss) income
 per Limited
 Partnership
 Interest -
 Basic and Diluted      (1.53)     164.36      398.21       25.65        7.94
Total assets        1,860,973   2,530,776  26,713,606  54,596,297  59,911,923
Mortgage notes
  payable                None        None  11,495,334  56,466,198  57,381,930
Distributions per
  Limited Partner-
  ship Interest (A)      6.97      307.00      191.00       77.50        5.00

(A) These amounts include a distribution of original capital of $0.68, $299.00, $160.00 and $29.00 per Limited Partnership Interest for the years 1998, 1997, 1996 and 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") sold six properties during 1996 and its remaining property during 1997 and recognized gains in connection with these sales. In addition, the Partnership held minority joint venture interests in one property which was sold in 1996 and one which was sold in 1997 and recognized its share of the gain in connection with these sales. During 1998, administrative expenses were higher than interest income earned on short-term investments which resulted in a net loss during 1998 as compared to net income during 1997. Primarily as a result of the significant aggregate gains recognized in connection with the six property sales in 1996, net income decreased during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

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

The Partnership recognized other income during 1997 primarily in connection with partial refunds of prior years' insurance premiums relating to the Partnership's properties.

The Partnership paid $1,025,000 to the holder of the first mortgage loan in connection with the sale of the Templeton Park Apartments during 1997. This amount was recorded as lender participation and represents additional interest calculated as a percentage of the sale price in excess of an amount specified in the loan agreement.

Property operating expenses decreased during 1998 as compared to 1997 due to the sale of the Templeton Park Apartments. During 1998, the Partnership paid its share of additional expenditures related to the North Hill Apartments, in which the Partnership held a minority joint venture interest. This property was sold in 1997.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The property was sold in September 1997. During

1997, participation in income of joint venture with affiliate consisted primarily of the Partnership's share of the gain recognized from the sale of the property. As a result of the sale, participation in income of joint venture with affiliate ceased.

In connection with the sale of the North Hill Apartments in 1997, the joint venture wrote off the remaining unamortized deferred financing fees of $617,919, of which $154,480 was the Partnership's share. Also, in connection with the sale of the property, the joint venture wrote-off the remaining unamortized balance of a bond discount fee relating to the 1994 bond refinancing of the property of $61,894, of which $15,473 was the Partnership's share. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

As a result of the 1997 sale of the North Hill Apartments, the joint venture recognized an extraordinary gain on forgiveness of debt of $1,350,000, of which $337,500 represents the Partnership's share.

1997 Compared to 1996
---------------------

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

The Partnership had higher average cash balances in 1996 as a result of the proceeds received in connection with the 1996 property sales which were invested prior to distribution to Limited Partners during the first half of 1997. This resulted in a decrease in interest income on short-term investments during 1997 as compared to 1996.

The Seabrook and North Hill apartment complexes were owned by joint ventures consisting of the Partnership and an affiliate. The joint venture that owned the Seabrook Apartments sold the property in 1996 and recognized a gain of $1,363,431 from the sale of this property, of which $167,739 was the Partnership's share. The joint venture that owned the North Hill Apartments sold the property in 1997 and recognized a gain of $6,569,949 from the sale of this property, of which $1,642,487 was the Partnership's share. As a result of the larger gain on sale recognized in 1997 in connection with the North Hill Apartments sale, the Partnership recognized higher participation in income of joint ventures with affiliates during 1997 as compared to 1996.

Primarily as a result of lower accounting, portfolio management and legal costs in 1997 as a result of the 1996 property sales, administrative expenses decreased in 1997 as compared to 1996.

In 1996, the Partnership recognized extraordinary debt extinguishment expense of $2,031,779 which was comprised of prepayment penalties related to the

Willowbend, Timberlake - Phase I, Forestwood and Heather Ridge mortgage loans and the write off of the remaining unamortized deferred expenses relating to the mortgage loans repaid in connection with the six property sales.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $654,000 as of December 31, 1998 as compared to December 31, 1997 primarily due to a distribution paid to Limited Partners during January 1998 from remaining available Net Cash Receipts reserves and available Net Cash Proceeds received from the Partnership's share of the sale holdback on the North Hill Apartments. The Partnership used cash of approximately $77,000 in its operating activities to pay administrative expenses and property operating expenses related to a sold property, which were partially offset by interest income earned on short-term investments. The Partnership used cash in its financing activities of approximately $576,000 to pay a distribution to Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in September 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Partnership made distributions totaling $6.97, $307.00 and $191.00 per Interest in 1998, 1997 and 1996, respectively. See Statements of Partners' Capital (Deficit) for additional information. Distributions were comprised of $6.29 per Interest of Net Cash Receipts and $0.68 per Interest of Net Cash Proceeds in 1998, $8.00 per Interest of Net Cash Receipts and $299.00 per Interest of Net Cash Proceeds in 1997 and $31.00 per Interest of Net Cash Receipts and $160.00 per Interest of Net Cash Proceeds in 1996.

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

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1998            December 31, 1997
                   ---------------------------   --------------------------
                      Financial        Tax        Financial        Tax
                      Statements     Returns     Statements      Returns
                    -------------   ----------   ------------  ------------
Total assets           $1,860,973  $11,414,077   $ 2,530,776   $12,083,880
Partners' capital
  (deficit) accounts:
    General Partner      (306,029)    (305,461)     (306,029)     (306,029)
    Limited Partners    2,082,069   11,634,605     2,784,784    12,351,562
Net income (loss):
  General Partner            None          568        56,097       483,740
  Limited Partners       (126,317)    (140,559)   13,592,230    21,031,233
Per Limited Part-
  nership Interest          (1.53)(A)    (1.70)       164.36(A)     254.32

(A) Amount represents basic and diluted net (loss) income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVI, its General Partner, has either a Board of Directors or a Board of Advisors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                              OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Vice President                        Alexander J. Darragh
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman,
President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(e) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

Relatives of the officers and affiliates of the partners of the General Partner owned 875 additional Interests as of December 31, 1998.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 15 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(10) Material Contracts:

(a)(i) Agreement of Sale entered into May 22, 1997 relating to the sale of North Hill Apartments previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 85-SERIES I
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/ Jayne A. Kosik
                             --------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Partners-XVI,
                             the General Partner
Date: March 19, 1999
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Title                        Date
----------------------   ------------------------------   ---------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-
                         XVI, the General Partner
/s/ Thomas E. Meador                                        March 19, 1999
--------------------                                        ---------------
    Thomas E. Meador

                         Senior Managing Director and
                         Chief Financial Officer
                         (Principal Accounting and
                         Financial Officer) of Balcor
                         Partners-XVI, the
                         General Partner
/s/ Jayne A. Kosik                                          March 19, 1999
--------------------                                        ---------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital (Deficit), for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors 85-Series I
A Real Estate Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series I A Real Estate Limited Partnership (An Illinois Limited Partnership, the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 12 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers  LLP

Chicago, Illinois
March 17, 1999

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS


                                                 1998            1997
                                             -------------   -------------
Cash and cash equivalents                    $  1,854,844    $  2,508,464
Accounts and accrued interest receivable            6,129          22,312
                                             -------------   -------------
                                             $  1,860,973    $  2,530,776
                                             =============   =============


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     62,447    $     17,255
Due to affiliates                                  22,486          34,766
                                             -------------   -------------
     Total liabilities                             84,933          52,021
                                             -------------   -------------
Commitments and contingencies

Limited Partners' capital (82,697
  Interests issued and outstanding)             2,082,069       2,784,784
General Partner's deficit                        (306,029)       (306,029)
                                             -------------   -------------
     Total partners' capital                    1,776,040       2,478,755
                                             -------------   -------------
                                             $  1,860,973    $  2,530,776
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1998, 1997 and 1996


                                     Partners' Capital (Deficit) Accounts
                                --------------- -------------- --------------
                                                    General        Limited
                                      Total         Partner       Partners
                                --------------- -------------- --------------
Balance at December 31, 1995    $   (3,154,401) $    (694,758) $  (2,459,643)

Cash distributions (A)             (15,795,128)                  (15,795,128)

Net income for the year
   ended December 31, 1996          33,263,250        332,632     32,930,618
                                --------------- -------------- --------------
Balance at December 31, 1996        14,313,721       (362,126)    14,675,847

Cash distributions (A)             (25,387,979)                  (25,387,979)

Deemed distribution to
  Limited Partners (B)                 (95,314)                      (95,314)

Net income for the year
   ended December 31, 1997          13,648,327         56,097     13,592,230
                                --------------- -------------- --------------
Balance at December 31, 1997         2,478,755       (306,029)     2,784,784

Cash distribution (A)                 (576,398)                     (576,398)

Net loss for the year
   ended December 31, 1998            (126,317)                     (126,317)
                                --------------- -------------- --------------
Balance at December 31, 1998    $    1,776,040  $    (306,029) $   2,082,069
                                =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


(A) Summary of cash distributions per Limited Partnership Interest:

                                     1998           1997           1996
                                --------------- -------------- --------------
                 First Quarter  $         6.97  $      163.00  $        7.50
                 Second Quarter           None         126.00           7.50
                 Third Quarter            None           None          98.00
                 Fourth Quarter           None          18.00          78.00

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

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                     1998            1997           1996
                                --------------- -------------- --------------
Income:
  Rental and service                            $     435,999  $  11,631,972
  Interest on short-term
    investments                 $      104,700        274,269        397,985
  Other income                                         32,411
  Participation in income
    from joint ventures
    with affiliates                                 1,606,722        152,167
                                --------------- -------------- --------------
    Total income                       104,700      2,349,401     12,182,124
                                --------------- -------------- --------------
Expenses:
  Interest on mortgage
    notes payable                                      99,717      3,095,977
  Lender participation                              1,025,000
  Depreciation                                         62,779      1,394,022
  Amortization of deferred
    expenses                                                         114,749
  Property operating                     5,521        181,870      4,262,946
  Real estate taxes                                    12,325        650,872
  Property management fees                             17,151        588,558
  Administrative                       225,496        238,508        583,939
                                --------------- -------------- --------------
    Total expenses                     231,017      1,637,350     10,691,063
                                --------------- -------------- --------------
(Loss) income before gain on
  sales of properties and
  extraordinary items                 (126,317)       712,051      1,491,061

Gain on sales of properties                        12,768,729     33,803,968
                                --------------- -------------- --------------
(Loss) income before
  extraordinary items                 (126,317)    13,480,780     35,295,029
                                --------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                     1998            1997           1996
                                --------------- -------------- --------------
Extraordinary items:
  Debt extinguishment expense                                     (2,031,779)
  Participation in debt
    extinguishment expense
    from joint venture
    with an affiliate                                (169,953)
  Participation in gain on
    forgiveness of debt from
    joint venture with
    an affiliate                                      337,500
                                                -------------- --------------
Total extraordinary items                             167,547     (2,031,779)
                                --------------- -------------- --------------
Net (loss) income               $     (126,317) $  13,648,327  $  33,263,250
                                =============== ============== ==============
Income before extraordinary
  items allocated to General
  Partner                                 None  $      55,408  $     352,950
                                =============== ============== ==============
(Loss) income before
  extraordinary items
  allocated to Limited
  Partners                      $     (126,317) $  13,425,372  $  34,942,079
                                =============== ============== ==============
(Loss) income before
  extraordinary items per
  Limited Partnership Interest
  (82,697 issued and
  outstanding) - Basic and
  Diluted                       $        (1.53) $      162.34  $      422.53
                                =============== ============== ==============
Extraordinary items
  allocated to General
  Partner                                 None  $         689  $     (20,318)
                                =============== ============== ==============
Extraordinary items
  allocated to Limited
  Partners                                None  $     166,858  $  (2,011,461)
                                =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                      1998           1997           1996
                                --------------- -------------- --------------
Extraordinary items per
  Limited Partnership
  Interest (82,697
  issued and outstanding) -
  Basic and Diluted                       None  $        2.02  $      (24.32)
                                =============== ============== ==============
Net income allocated to
  General Partner                         None  $      56,097  $     332,632
                                =============== ============== ==============
Net (loss) income allocated
  to Limited Partners           $     (126,317) $  13,592,230  $  32,930,618
                                =============== ============== ==============
Net (loss) income per Limited
  Partnership Interest
  (82,697 issued and
  outstanding) - Basic and
  Diluted                       $        (1.53) $      164.36  $      398.21
                                =============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                       1998           1997           1996
                                --------------- -------------- --------------
Operating activities:
  Net (loss) income             $     (126,317) $  13,648,327  $  33,263,250
  Adjustments to reconcile
    net (loss) income to net
    cash (used in) or provided
    by operating activities:
      Gain on sales of
        properties                                (12,768,729)   (33,803,968)
      Debt extinguishment
        expense                                                      912,349
      Participation in debt
        extinguishment expense
        from joint venture
        with an affiliate                             169,953
      Participation in gain on
        forgiveness of debt
        from joint venture
        with an affiliate                            (337,500)
      Participation in income
        from joint ventures
        with affiliates                            (1,606,722)      (152,167)
      Depreciation of
        properties                                     62,779      1,394,022
      Amortization of
        deferred expenses                                            114,749
      Net change in:
        Accounts and accrued
          interest receivable           16,183        146,104       (148,786)
        Escrow deposits                                              825,837
        Prepaid expenses                               29,911        128,179
        Accounts payable                45,192       (103,158)       (97,824)
        Due to affiliates              (12,280)       (95,565)       105,830
        Accrued liabilities                           (91,810)      (238,293)
        Security deposits                             (62,326)      (199,857)
                                --------------- -------------- --------------
  Net cash (used in) or provided
    by operating activities            (77,222)    (1,008,736)     2,103,321
                                --------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                       1998           1997           1996
                                 --------------- -------------- --------------
Investing activities:
  Capital contributions to
    joint ventures with
    affiliates                                                 $     (14,532)
  Distributions from joint
    ventures with affiliates                    $   1,179,284        216,894
  Proceeds from sale of
    real estate                                    23,300,000     73,490,077
  Payment of selling costs                           (451,499)    (1,853,353)
                                                -------------- --------------
  Net cash provided by
    investing activities                           24,027,785     71,839,086
                                                -------------- --------------
Financing activities:
  Distributions to
    Limited Partners            $     (576,398)   (25,387,979)   (15,795,128)
  Repayment of mortgage
    notes payable                                 (11,458,759)   (43,686,154)
  Principal payments on
    mortgage notes payable                            (36,575)    (1,284,710)
  Disbursements from
    improvement escrows                                              827,082
                                --------------- -------------- --------------
  Net cash used in
    financing activities              (576,398)   (36,883,313)   (59,938,910)
                                --------------- -------------- --------------
Net change in cash and
  cash equivalents                    (653,620)   (13,864,264)    14,003,497
Cash and cash equivalents at
  beginning of period                2,508,464     16,372,728      2,369,231
                                --------------- -------------- --------------
Cash and cash equivalents
  at end of period              $    1,854,844  $   2,508,464  $  16,372,728
                                =============== ============== ==============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in September 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 12 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. The General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of loan modification and financing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(f) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(g) For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

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

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

(k) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized on August 1, 1983. The Partnership Agreement provides for Balcor Partners-XVI to be the General Partner and for the admission of Limited Partners through the sale of up to 100,000 Limited Partnership Interests at $1,000 per Interest, 82,697 of which were sold through April 30, 1985, the termination date of the offering.

The Partnership Agreement generally provides that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

One hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. Under certain circumstances, the General Partner would have participated in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation was limited to 15% of excess Net Cash Proceeds after the return of Original Capital plus a Cumulative Distribution of 6% to the holders of Interests, as defined in the Partnership Agreement. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Receipts or Net Cash Proceeds during the lifetime of the Partnership.

5. Mortgage Notes Payable:

During 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $99,717 and $3,095,977, respectively, and paid interest expense of $99,717 and $3,122,700, respectively.

6. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Investment in Joint Ventures with Affiliates:

The Partnership owned a 25% and 15.4% joint venture interest in the North Hill, and Seabrook apartment complexes, which were sold in 1997 and 1996, respectively. During 1997 and 1996, the Partnership received net distributions of $1,274,598 and $202,362, respectively, related to the joint venture interests held by the Partnership.

The North Hill Apartments was owned by a joint venture (the "Joint Venture") consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the Joint Venture of 25% and 75%, respectively. During September 1997, the Joint Venture sold North Hill Apartments for a sales price of $21,000,000. The purchaser of the property took title subject to the existing mortgage loan in the amount of $16,470,524. From the proceeds of the sale, the Joint Venture paid $164,705 in fees relating to the assumption of the mortgage loan by the purchaser and $461,949 in selling costs. In addition, a state withholding tax of $381,256 was paid relating to the gain on sale of the property, of which $95,314 represents the Partnership's share. This amount was recorded as a deemed distribution for financial statement purposes. The Joint Venture recognized a gain of $6,569,949, of which $1,642,487 represents the Partnership's share. See Note 11 of Notes to the Financial Statements for additional information related to the Joint Venture.

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

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax return due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1998 in the financial statements is $13,674 less than the tax loss of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Reimbursement of
  expenses to General
  Partner at cost:
   Accounting           $ 9,286  $4,810  $19,403 $ 7,454  $18,983  $20,819
   Data processing        2,120     872    1,993   1,248    3,545     None
   Legal                  6,307   3,292   15,632   6,940   13,987   15,339
   Portfolio management  25,938  13,512   72,330  19,124   78,856   86,482
   Other                   None    None    7,691    None    9,265    7,691

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner which received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $18,404 in 1996.

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

(b) In connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture was obligated under a $1,350,000 non-interest bearing note from an unaffiliated party, which was to be repaid only to the extent that net sales proceeds exceeded a certain predetermined level. The net proceeds received from the sale of the property did not meet the required level. Therefore, the note was not repaid and was forgiven. For financial statement purposes, the joint venture recognized an extraordinary gain on forgiveness of debt of $1,350,000, of which $337,500 was the Partnership's share.

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

12. Contingencies:

The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al., and Bruss, et al. vs. Lehman Brothers, Inc., et al. whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January
25, 1999. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.