Form 10-K
period 1999-12-31
BALCOR REALTY INVESTORS 85 SERIES I
filed 2000-03-29
CIK 751341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999
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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all its interests in real estate. The Registrant sold its final real estate investment in September 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the Bruss and Masri lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

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

Item 2. Properties
------------------

As of December 31, 1999, the Registrant did not own any properties.

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

Item 3. Legal Proceedings
-------------------------

Bruss et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On January 25, 1999, a proposed class action complaint was filed, Dorothy Bruss, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Essex County, Docket No. L-000898-99). The Partnership, ten additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Corporation, and other affiliated entities and 9 individuals were named defendants in the action. Lead counsel representing the plaintiffs in this case is the same counsel representing the plaintiffs in each of the Lenore Klein case (now dismissed) and Raymond Masri case (see below). The Bruss complaint raises largely the same issues as those raised in the Lenore Klein and the Raymond Masri cases.

Upon the defendants' Motion to Dismiss, the Bruss complaint was dismissed without prejudice on September 24, 1999. An amended complaint was filed on November 30, 1999. The amended complaint differs from the original complaint in that 8 of the 9 individual defendants and American Express Company were deleted as defendants; the amended complaint also deletes 4 counts for breach of fiduciary duty, breach of contract, conspiracy and violations of the New Jersey RICO statute and similar statutes of other states. The amended complaint alleges, common law fraud, equitable fraud, negligent misrepresentation and violation of certain New Jersey and other similar state statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real property for the Affiliated Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission on certain counts; punitive damages; recovery from the Defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; and attorneys' fees and other costs.

The defendants filed a new Motion to Dismiss on January 31, 2000. The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes that it has meritorious defenses to contest the claims.

Raymond Masri vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, twelve additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc., (together with the Partnership, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions;

recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims.

No activity occurred on this matter during 1999. Plaintiffs' counsel also represents the plaintiffs in the Dorothy Bruss matter, which is based on the same set of facts. Raymond Masri is named as an additional plaintiff in the Dorothy Bruss matter.

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et
-----------------------------------------------------------------------------
al.
---
Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08972). The General Partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one additional limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships.

On June 1, 1999, a proposed class action complaint was filed and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company et al. complaint filed in May 1999. The defendants filed on September 15, 1999 a motion to consolidate the Dee case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case.

The complaints allege breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaints seek the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaints also seek compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation.

The defendants filed motions to dismiss the complaints on July 14, 1999 and on September 15, 1999. On January 19, 2000 a hearing on the motions was held and the class allegations in the complaints were struck regarding the Partnership and ten of the Affiliated Partnerships in which plaintiffs do not own interests. In all other respects, the motions to dismiss were denied. While the court directed the plaintiffs to file an amended complaint by February 18, 2000, as of this date they have yet to do so.

The defendants intend to vigorously contest this action. No class has been certified as of this date.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1999.

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

As of December 31, 1999, the number of record holders of Limited Partnership Interests of the Registrant was 7,166.

Item 6. Selected Financial Data
-------------------------------
                                     Year ended December 31,
                 ----------------------------------------------------------
                    1999         1998        1997        1996        1995
                 ----------   ----------- ----------- ----------- -----------
Total income      $91,634      $104,700   $2,349,401  $12,182,124  $16,503,016
(Loss) income
  before gain
  on sales of
  properties and
  extraordinary
  items           (83,198)     (126,317)     712,051     1,491,061  2,142,234
Net (loss) income (83,198)     (126,317)  13,648,327    33,263,250  2,142,234
Net (loss) income
 per Limited
 Partnership
 Interest -
 Basic and Diluted  (1.01)        (1.53)      164.36        398.21      25.65
Total assets    1,821,446     1,860,973    2,530,776    26,713,606 54,596,297
Mortgage notes
  payable            None          None         None    11,495,334 56,466,198
Distributions per
  Limited Partner-
  ship Interest (A)  None          6.97       307.00        191.00      77.50

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

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

The operations of Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. Primarily as a result of lower administrative expenses in 1999, the Partnership's net loss decreased during 1999 as compared to 1998. The Partnership sold its remaining property in 1997 and recognized a gain in connection with the sale. In addition, the Partnership held a minority joint venture interest in one property which was sold in 1997 and recognized its share of the gain in connection with this sale. As a result, the Partnership recognized net income during 1997 as compared to a net loss during 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

As a result of lower interest rates in 1999 and higher average cash balances in 1998 prior to a distribution to Limited Partners in January 1998, interest income on short-term investments decreased during 1999 as compared to 1998.

During 1998, the Partnership paid its share of property operating expenses related to the North Hill Apartments, in which the Partnership held a minority joint venture interest. This property was sold in 1997.

Primarily due to a decrease in accounting fees, administrative expenses decreased during 1999 as compared to 1998.

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

In connection with the sale of the North Hill Apartments in 1997, the joint venture wrote-off the remaining unamortized deferred financing fees of $617,919, of which $154,480 was the Partnership's share. Also, in connection with the sale of the property, the joint venture wrote-off the remaining unamortized balance of a bond discount fee relating to the 1994 bond refinancing of the property of $61,894, of which $15,473 was the Partnership's share. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

As a result of the 1997 sale of the North Hill Apartments, the joint venture recognized an extraordinary gain on forgiveness of debt of $1,350,000, of which $337,500 represents the Partnership's share.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $42,000 as of December 31, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership sold its final real estate investment in September 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Bruss and Masri lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

The Partnership made distributions totaling $6.97 and $307.00 per Interest in 1998 and 1997, respectively. No distributions were made in 1999. See Statements of Partners' Capital (Deficit) for additional information. Distributions were comprised of $6.29 per Interest of Net Cash Receipts and $0.68 per Interest of Net Cash Proceeds in 1998 and $8.00 per Interest of Net Cash Receipts and $299.00 per Interest of Net Cash Proceeds in 1997.

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

The Partnership believes that its key vendors were Year 2000 compliant with respect to the Partnership's operations as of December 31, 1999 and that there was no material effect on the business, financial position or results of operations of the Partnership related to Year 2000 issues.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:


                        December 31, 1999               December 31, 1998
                    ---------------------------      --------------------------
                      Financial       Tax              Financial      Tax
                      Statements     Returns           Statements    Returns
                    -------------  ------------      ------------  ------------
Total assets           $1,821,446  $11,374,550        $1,860,973   $11,414,077
Partners' capital
  (deficit) accounts:
  General Partner        (306,029)    (305,461)         (306,029)     (305,461)
       Limited Partners 1,998,871   11,551,407         2,082,069    11,634,605
    Net (loss) income:
  General Partner            None         None              None           568
        Limited Partners  (83,198)    (83,198)          (126,317)     (140,559)
Per Limited Part-
  nership Interest          (1.01)(A)   (1.01)             (1.53)(A)     (1.70)

(A) Amount represents basic and diluted net loss per Limited Partnership
Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVI, its General Partner, has either a Board of Directors or a Board of Advisors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                                OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary


Thomas E. Meador (age 52) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Jayne A. Kosik (age 42) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(e) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1999 except that Mr. Meador is named, in his capacity as an officer of Balcor, as a defendant in the Madison/Dee lawsuit described in "Item
3. Legal Proceedings".

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

(b) Balcor Partners-XVI and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                Amount
                                Beneficially
Title of Class                  Owned                 Percent of Class
-------------------------------------------------------------------------------
Limited Partnership
Interest                        5 Interests            Less than 1%

Relatives of the officers and affiliates of the partners of the General Partner owned 325 additional Interests as of December 31, 1999.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 50 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(27) Financial Data Schedule of the Registrant for 1999 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR REALTY INVESTORS 85-SERIES I
                              A REAL ESTATE LIMITED PARTNERSHIP


                              By:  /s/Jayne A. Kosik
                                   --------------------------------
                                      Jayne A. Kosik
                                      Senior Managing Director and Chief
                                      Financial Officer (Principal
                                      Accounting and Financial Officer)
                                      of Balcor Partners-XVI,
                                      the General Partner
Date:  March 28, 2000
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                        Date
--------------------   ------------------------------    ---------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-
                         XVI, the General Partner
/s/Thomas E. Meador                                      March 28, 2000
-------------------                                      --------------
   Thomas E. Meador

                         Senior Managing Director and
                         Chief Financial Officer
                         (Principal Accounting and
                         Financial Officer) of Balcor
                         Partners-XVI, the
                         General Partner
/s/Jayne A. Kosik                                        March 28, 2000
-----------------                                        --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1999 and 1998

Statements of Partners' Capital (Deficit), for the years ended December 31, 1999, 1998 and 1997

Statements of Income and Expenses, for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows, for the years ended December 31, 1999, 1998 and 1997

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors 85-Series I
A Real Estate Limited Partnership:


In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series I A Real Estate Limited Partnership (An Illinois Limited Partnership, the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership no longer has an ownership interest in any real estate investment. As described in Note 13, the Partnership has contingencies related to litigation. Upon resolution of the litigation contingency matters, the Partnership intends to cease operations and dissolve.


PricewaterhouseCoopers  LLP

Chicago, Illinois
March 28, 2000

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1999 and 1998


                                    ASSETS

                                                  1999           1998
                                              ------------   ------------
Cash and cash equivalents                     $ 1,812,965    $ 1,854,844
Accounts and accrued interest
  receivable                                        8,481          6,129
                                              ------------   ------------
                                              $ 1,821,446    $ 1,860,973
                                              ============   ============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    95,788    $    62,447
Due to affiliates                                  32,816         22,486
                                              ------------   ------------
     Total liabilities                            128,604         84,933
                                              ------------   ------------
Commitments and contingencies

Limited Partners' capital (82,697
  Interests issued and outstanding)             1,998,871      2,082,069
General Partner's deficit                        (306,029)      (306,029)
                                              ------------   ------------
     Total partners' capital                    1,692,842      1,776,040
                                              ------------   ------------
                                              $ 1,821,446    $ 1,860,973
                                              ============   ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1999, 1998 and 1997


                                   Partners' Capital (Deficit) Accounts
                                ------------- ------------- --------------
                                                 General        Limited
                                    Total        Partner       Partners
                                ------------- ------------- --------------

Balance at December 31, 1996    $ 14,313,721  $   (362,126) $  14,675,847

Cash distributions (A)           (25,387,979)                 (25,387,979)

Deemed distribution to
  Limited Partners (B)               (95,314)                     (95,314)

Net income for the year
   ended December 31, 1997        13,648,327        56,097     13,592,230
                                ------------- ------------- --------------
Balance at December 31, 1997       2,478,755      (306,029)     2,784,784

Cash distribution (A)               (576,398)                    (576,398)

Net loss for the year
   ended December 31, 1998          (126,317)                    (126,317)
                                ------------- ------------- --------------
Balance at December 31, 1998       1,776,040      (306,029)     2,082,069

Net loss for the year
   ended December 31, 1999           (83,198)                     (83,198)
                                ------------- ------------- --------------
Balance at December 31, 1999    $  1,692,842  $   (306,029) $   1,998,871
                                ============= ============= ==============

(A) Summary of cash distributions per Limited Partnership Interest:


                                    1999           1998          1997
                                ------------- ------------- --------------
                 First Quarter          None  $       6.97  $      163.00
                 Second Quarter         None          None         126.00
                 Third Quarter          None          None           None
                 Fourth Quarter         None          None          18.00

(B) This amount represents the Partnership's share of a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of the North Hill Apartments, in which the Partnership held a joint venture interest.

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1999, 1998 and 1997


                                    1999           1998          1997
Income:                         ------------- ------------- --------------
  Rental and service                                        $     435,999
  Interest on short-term
    investments                 $     91,634  $    104,700        274,269
  Other                                                            32,411
  Participation in income
    from joint venture
    with affiliate                                              1,606,722
                                ------------- ------------- --------------
    Total income                      91,634       104,700      2,349,401
                                ------------- ------------- --------------
Expenses:
  Interest on mortgage
    note payable                                                   99,717
  Lender participation                                          1,025,000
  Depreciation                                                     62,779
  Property operating                                 5,521        181,870
  Real estate taxes                                                12,325
  Property management fees                                         17,151
  Administrative                     174,832       225,496        238,508
                                ------------- ------------- --------------
    Total expenses                   174,832       231,017      1,637,350
                                ------------- ------------- --------------
(Loss) income before gain on
  sale of property and
  extraordinary items                (83,198)     (126,317)       712,051

Gain on sale of property                                       12,768,729
                                ------------- ------------- --------------
(Loss) income before
  extraordinary items                (83,198)     (126,317)    13,480,780
                                ------------- ------------- --------------
Extraordinary items:
  Participation in debt
    extinguishment expense
    from joint venture
    with an affiliate                                            (169,953)
  Participation in gain on
    forgiveness of debt from
    joint venture with
    an affiliate                                                  337,500
                                                            --------------
Total extraordinary items                                         167,547
                                ------------- ------------- --------------
Net (loss) income               $    (83,198) $   (126,317) $  13,648,327
                                ============= ============= ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1999, 1998 and 1997
                                  (Continued)

                                    1999           1998          1997
                                ------------- ------------- --------------
(Loss) income before
  extraordinary items
   allocated to General Partner          None          None $      55,408
                                ============= ============= ==============
(Loss) income before
  extraordinary items
  allocated to Limited
  Partners                      $    (83,198) $   (126,317) $  13,425,372
                                ============= ============= ==============
(Loss) income before
  extraordinary items per
  Limited Partnership Interest
  (82,697 issued and
  outstanding) - Basic and
  Diluted                       $      (1.01) $      (1.53) $      162.34
                                ============= ============= ==============
Extraordinary items
  allocated to General
  Partner                                None          None $         689
                                ============= ============= ==============
Extraordinary items
  allocated to Limited
  Partners                               None          None $     166,858
                                ============= ============= ==============
Extraordinary items per
  Limited Partnership
  Interest (82,697
  issued and outstanding) -
  Basic and Diluted                      None          None $        2.02
                                ============= ============= ==============
Net (loss) income allocated to
  General Partner                        None          None $      56,097
                                ============= ============= ==============
Net (loss) income allocated
  to Limited Partners           $    (83,198) $   (126,317) $  13,592,230
                                ============= ============= ==============
Net (loss) income per Limited
  Partnership Interest
  (82,697 issued and
  outstanding) - Basic and
  Diluted                       $      (1.01) $      (1.53) $      164.36
                                ============= ============= ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997


                                    1999           1998          1997
                                ------------- ------------- --------------
Operating activities:
  Net (loss) income             $    (83,198) $   (126,317) $  13,648,327
  Adjustments to reconcile
    net (loss) income to net
    cash used in operating
    activities:
      Gain on sale of
        property                                              (12,768,729)
      Participation in debt
        extinguishment expense
        from joint venture
        with an affiliate                                         169,953
      Participation in gain on
        forgiveness of debt
        from joint venture
        with an affiliate                                        (337,500)
      Participation in income
        from joint ventures
        with affiliates                                        (1,606,722)
      Depreciation of
        property                                                   62,779
      Net change in:
        Accounts and accrued
          interest receivable         (2,352)       16,183        146,104
        Prepaid expenses                                           29,911
        Accounts payable              33,341        45,192       (103,158)
        Due to affiliates             10,330       (12,280)       (95,565)
        Accrued liabilities                                       (91,810)
        Security deposits                                         (62,326)
                                ------------- ------------- --------------
  Net cash used in operating
    activities                       (41,879)      (77,222)    (1,008,736)
                                ------------- ------------- --------------
Investing activities:
  Distributions from joint
    venture with affiliate                                      1,179,284
  Proceeds from sale of
    real estate                                                23,300,000
  Payment of selling costs                                       (451,499)
                                                            --------------

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997
                                  (Continued)


                                    1999           1998          1997
                                ------------- ------------- --------------
  Net cash provided by
    investing activities                                       24,027,785
                                                            --------------
Financing activities:
  Distributions to
    Limited Partners                              (576,398)   (25,387,979)
  Repayment of mortgage
    note payable                                              (11,458,759)
  Principal payments on
    mortgage note payable                                         (36,575)
                                              ------------- --------------
  Cash used in financing
    activities                                    (576,398)   (36,883,313)
                                              ------------- --------------
Net change in cash and
  cash equivalents                   (41,879)     (653,620)   (13,864,264)
Cash and cash equivalents at
  beginning of period              1,854,844     2,508,464     16,372,728
                                ------------- ------------- --------------
Cash and cash equivalents
  at end of period              $  1,812,965  $  1,854,844  $   2,508,464
                                ============= ============= ==============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership sold its final real estate investment in September 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Bruss and Masri lawsuits discussed in Note 13 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

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

(g) In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

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

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year ended December 31, 1997. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized on August 1, 1983. The Partnership Agreement provides for Balcor Partners-XVI to be the General Partner and for the admission of Limited Partners through the sale of up to 100,000 Limited Partnership Interests at $1,000 per Interest, 82,697 of which were sold through April 30, 1985, the termination date of the offering.

The Partnership Agreement generally provides that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

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

5. Mortgage Note Payable:

During 1997, the Partnership incurred and paid interest expense on mortgage note payable of $99,717.

6. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Investment in Joint Venture with Affiliate:

The Partnership owned a 25% joint venture interest in the North Hill Apartments, which was sold in 1997. During 1997 the Partnership received net distributions of $1,274,598 related to the joint venture interest held by the Partnership.

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

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differed in prior years from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net loss for 1999 in the financial statements is equal to the tax loss of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                              Year Ended      Year Ended      Year Ended
                               12/31/99        12/31/98        12/31/97
                            --------------  --------------  --------------
                            Paid   Payable  Paid  Payable   Paid  Payable
                            ------ -------  ----- --------  ----- --------
Reimbursement of
  expenses to General
  Partner at cost:
  Accounting                $7,726  $7,748 $9,286  $4,810   $19,403 $7,454
  Data processing            4,798   7,142  2,120     872     1,993  1,248
  Legal                      3,190   4,607  6,307   3,292    15,632  6,940
  Portfolio management      11,690  13,319 25,938  13,512    72,330 19,124
  Other                       None    None   None    None     7,691   None

Subject to the provisions of the partnership agreement, the Partnership has agreed to advance the legal fees incurred by the General Partner in defending the Madison Partnership lawsuit discussed in Note 13 of Notes to Financial Statements.

10. Property Sale:

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

12. Other Income:

The Partnership recognized other income of $32,411 during 1997 primarily in connection with partial refunds of prior years' insurance premiums relating to the Partnership's properties.

13. Contingencies:

(a) The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. On September 24, 1999, the court granted the defendants' motion to dismiss the complaint for failure to state a cause of action. The plaintiffs filed an amended complaint on November 30, 1999. The defendants have filed a motion to dismiss the complaint for failure to state a cause of action. The defendants continue to vigorously contest these actions. The Partnership believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership.

(b) In May 1999, a lawsuit was filed, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the General Partner and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999 a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. On January 19, 2000, a hearing was held on the defendants' motion to dismiss the complaint; at the hearing the class allegations were struck regarding eleven of the partnerships, including the Partnership. The defendants intend to vigorously contest these actions. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.