Form 10-Q
period 2000-06-30
BALCOR REALTY INVESTORS 85 SERIES I
filed 2000-08-11
CIK 751341

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.


For the quarterly period ended June 30, 2000
                               -------------
                                      OR

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

                               BALANCE SHEETS
                     June 30, 2000 and December 31, 1999
                                 (Unaudited)

                                   ASSETS

                                            2000               1999
                                         -----------        -----------
Cash and cash equivalents                $1,757,006         $1,812,965
Accounts and accrued interest receivable      9,007              8,481
                                         -----------        -----------
                                         $1,766,013         $1,821,446
                                         ===========        ===========


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                         $   97,601         $   95,788
Due to affiliates                             7,643             32,816
                                         -----------        -----------
    Total liabilities                       105,244            128,604
                                         -----------        -----------
Commitments and contingencies

Limited Partners' capital (82,697
  Interests issued and outstanding)       1,966,798          1,998,871

General Partner's deficit                  (306,029)          (306,029)
                                         -----------        -----------
    Total partners' capital               1,660,769          1,692,842
                                         -----------        -----------
                                         $1,766,013         $1,821,446
                                         ===========        ===========

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85-SERIES I
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                   2000           1999
                                                -----------    -----------
Income:
  Interest on short-term investments            $   52,157     $   44,922
                                                -----------    -----------
    Total income                                    52,157         44,922
                                                -----------    -----------
Expenses:
  Administrative                                    84,230         92,038
                                                -----------    -----------
    Total expenses                                  84,230         92,038
                                                -----------    -----------
Net loss                                        $  (32,073)    $  (47,116)
                                                ===========    ===========
Net loss allocated to General Partner                 None           None
                                                ===========    ===========
Net loss allocated to Limited Partners          $  (32,073)    $  (47,116)
                                                ===========    ===========
Net loss per Limited Partnership Interest
  (82,697 issued and oustanding) -
  Basic and Diluted                             $    (0.39)    $    (0.57)
                                                ===========    ===========

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85-SERIES I
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended June 30, 2000 and 1999
                                (Unaudited)



                                                    2000          1999
                                                 -----------   -----------
Income:
  Interest on short-term investments             $   25,757    $   22,102
                                                 -----------   -----------
    Total income                                     25,757        22,102
                                                 -----------   -----------
Expenses:
  Administrative                                     39,875        43,678
                                                 -----------   -----------
    Total expenses                                   39,875        43,678
                                                 -----------   -----------
Net loss                                         $  (14,118)   $  (21,576)
                                                 ===========   ===========
Net loss allocated to General Partner                  None          None
                                                 ===========   ===========
Net loss allocated to Limited Partners           $  (14,118)   $  (21,576)
                                                 ===========   ===========
Net loss per Limited Partnership Interest
  (82,697 issued and oustanding) -
  Basic and Diluted                              $    (0.17)   $    (0.26)
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85-SERIES I
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)



                                                    2000           1999
                                                 -----------    -----------
Operating activities:
  Net loss                                       $  (32,073)    $  (47,116)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                   (526)        (3,488)
        Accounts payable                              1,813          8,132
        Due to affiliates                           (25,173)           327
                                                 -----------    -----------
  Net cash used in operating activities             (55,959)       (42,145)
                                                 -----------    -----------
Net change in cash and cash equivalents             (55,959)       (42,145)

Cash and cash equivalents at beginning
  of year                                         1,812,965      1,854,844
                                                 -----------    -----------
Cash and cash equivalents at end of period       $1,757,006     $1,812,699
                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 2000, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 2000 are:

                                              Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost   $ 40,887       $ 10,935    $ 7,643

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

                      BALCOR REALTY INVESTORS 85-SERIES I
                       A REAL ESTATE LIMITED PARTNERSHIP

                       (An Illinois Limited Partnership)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85 - Series I A Real Estate Limited Partnership (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $82,697,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire ten real property investments and minority joint venture interests in three additional properties. The Partnership sold its final real estate investment in September 1997.

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

As a result of higher interest rates, interest income on short-term investments increased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

Primarily due to a decrease in accrued legal fees, administrative expenses decreased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $56,000 as of June 30, 2000 as compared to December 31, 1999 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

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

(27) Financial Data Schedule of the Partnership for the six months ended June 30, 2000 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

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


Date: August 11, 2000
      -------------------------